Form 10-K
period 1993-12-31
JMB INCOME PROPERTIES LTD X
filed 1994-03-30
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1993                           Commission file no. 0-12140


                    JMB INCOME PROPERTIES, LTD. - X
        (Exact name of registrant as specified in its charter)


         Illinois                              36-3235999
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois            60611
(Address of principal executive office)         (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12 of the Act:

                                               Name of each exchange on
Title of each class                                which registered
- -------------------                           -------------------------

        None                                           None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated June 29, 1983, as supplemented September 12, 1983 and October 21, 1983, and filed pursuant to Rules 424 and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.
                              TABLE OF CONTENTS



                                                               Page
                                                               ----


PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      5

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      8

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .      8


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .      8

Item  6.     Selected Financial Data . . . . . . . . . . . .      9

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     19

Item  8.     Financial Statements and Supplementary Data . .     25

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     47


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     64

Item 11.     Executive Compensation. . . . . . . . . . . . .     67

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .     68

Item 13.     Certain Relationships and Related Transactions.     69


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .     69


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     71













                                   i

                                    PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd. - X (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $150,000,000 in limited partnership interests (the "Interests") commencing on June 29, 1983, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-83599). A total of 150,000 Interests were sold to the public at $1,000 per Interest and the holders of 150,000 Interests were admitted to the Partnership in fiscal 1984. The offering closed on November 1, 1983. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before October 31, 2033. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (e)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------
1. Pylon Plaza, Phase I & II
    office building
    Boca Raton, Florida. . . . . .    49,400 sq.ft.   10/12/83        Phase I                    fee ownership of land and
                                         n.r.a.                       8/9/90                     improvements (d)
                                                                      Phase II
                                                                      12/9/91
2.  North Hills Mall
     shopping center
     North Richland Hills, Texas .    221,000 sq.ft.
                                          g.l.a.      10/19/83        12%                        fee ownership of land and
                                                                                                 improvements
3.  Pasadena Town Square shopping center
     Pasadena, Texas . . . . . . .    245,000 sq.ft.
                                         g.l.a.       10/19/83        14%                        fee ownership of land and
                                                                                                 improvements
4.  Collin Creek Mall shopping center
     Plano, Texas. . . . . . . . .    332,000 sq.ft.
                                         g.l.a.       10/19/83        22%                        fee ownership of land and
                                                                                                 improvements (f)
5.  Animas Valley Mall shopping center
     Farmington, New Mexico. . . .    460,000 sq.ft.
                                          g.l.a.      10/24/83        8%                         fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnership) (c)(f)
6.  Royal Executive Park office complex
     Ryebrook, New York. . . . . .    270,000 sq.ft.
                                          n.r.a.      12/16/83        22%                        fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnership) (c)(f)
7.  Towne Square Mall shopping center
     Owensboro, Kentucky . . . . .    357,000 sq.ft.
                                         g.l.a.       03/01/84        08/13/87                   fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnership)
8.  40 Broad Street office building
     New York, New York. . . . . .    247,800 sq.ft.
                                         n.r.a.       12/31/85        18%                        fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnership) (c)(f)

- -----------------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Schedule XI for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to Note 3 and to Schedule XI for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) Reference is made to Note 2(b) for a description of the disposition of this real property investment.

  (e) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured.

     Reference is made to Note 7 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1993.

     The Partnership has 77 full-time personnel and 29 part-time individuals performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
1.  North Hills Mall
      North Richland Hills, Texas (a). . .  Retail               81%     86%     86%     87%     92%     91%     95%     99%

2.  Pasadena Town Square
      Pasadena, Texas. . . . . . . . . . .  Retail               82%     84%     82%     86%     85%     85%     85%     85%

3.  Collin Creek Mall
      Plano, Texas . . . . . . . . . . . .  Retail               88%     87%     89%     97%     92%     94%     93%     96%

4.  Animas Valley Mall
      Farmington, New Mexico . . . . . . .  Retail               89%     88%     89%     89%     90%     90%     90%     90%

5.  Royal Executive Park
      Ryebrook, New York (b) . . . . . . .  Telecommunications   97%     97%     97%     97%     97%     97%     97%     78%

6.  40 Broad Street
      New York, New York . . . . . . . . .  Financial
                                            Services             82%     82%     82%     82%     82%     82%     67%     79%

- --------------------

     Reference is made to Item 6, Item 7 and Note 7 and Note 3 of Notes to Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

(a) The occupancy has been restated for 1992 and the first quarter 1993 to reflect occupancy by temporary tenants which were not previously included. Occupancy without the temporary tenants is 84% at June 30, 1993, 86% at September 30, 1993 and 88% at December 31, 1993.

(b) A major tenant had vacated a major portion of its space; however, the tenant continued to pay rent pursuant to the terms of the lease which expired in October 1993. Therefore, the rent paying occupancy remained at 100% for all of 1992 and until October 1993.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscal years 1992 or 1993.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 15,615 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.


ITEM 6.  SELECTED FINANCIAL DATA

                                                  JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                     YEARS ENDED DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                  1993            1992              1991            1990            1989
                                            --------------   -------------      -----------     -----------     -----------

Total income . . . . . . . . . . . . . . .    $ 31,189,187      28,537,104       29,489,719      29,958,308      27,502,308
                                              ============    ============      ===========     ===========     ===========

Operating earnings (loss). . . . . . . . .    $  2,189,882         347,102       (5,371,951)         858,978     (1,238,423)
Partnership's share of operations of
 unconsolidated ventures . . . . . . . . .       2,405,822      (4,744,175)      (6,945,209)       2,913,705      2,823,702
Venture partner's share of consolidated
 venture's operations. . . . . . . . . . .           --            200,393        3,977,004          760,214        699,241
Gain on sale of interest in unconsolidated
 venture and disposition of investment
 properties. . . . . . . . . . . . . . . .         150,443           --              71,311          122,534          --
                                              ------------   -------------      -----------     -----------     -----------

Net earnings (loss). . . . . . . . . . . .    $  4,746,147     (4,196,680)       (8,268,845)       4,655,431      2,284,520
                                              ============    ============      ===========     ===========     ===========

Net earnings (loss) per Interest (b):
  Net operating earnings (loss)  . . . . .    $      29.41         (26.85)           (55.85)           29.01          14.62
  Gain on sale of interest in unconsolidated
   venture and disposition of investment
   properties. . . . . . . . . . . . . . .             .99            --                .47              .81          --
                                              ------------   -------------      -----------     -----------     -----------

Net earnings (loss). . . . . . . . . . . .    $      30.40          (26.85)          (55.38)           29.82          14.62
                                              ============    ============      ===========     ===========     ===========

Total assets . . . . . . . . . . . . . . .    $140,905,552    139,176,753       149,275,407      170,269,336    178,585,465
Long-term debt . . . . . . . . . . . . . .    $ 46,800,991     74,095,311        74,353,958       76,025,168     76,238,779
Cash distributions per Interest (c). . . .    $      22.00          40.00             47.50            70.00          70.00
                                             =============    ============      ===========     ===========     ===========

- -------------

(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (150,005).

(c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993


Property
- --------

Collin Creek
Mall               a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      98%               $16.15
                              1990 . . . . .      97%                17.98
                              1991 . . . . .      97%                17.51
                              1992 . . . . .      97%                17.33
                              1993 . . . . .      96%                20.18

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          None - no single tenant        N/A            N/A             N/A                N/A
                          exceeds more than 10% of
                          total gross leasable area
                          of the building.

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Collin Creek Mall.

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994             13              27,535     $556,006              8.65%
                            1995              2               2,840       83,833              1.30%
                            1996             12              34,349      585,963              9.11%
                            1997              9              18,927      399,196              6.21%
                            1998              6               6,066      156,116              2.43%
                            1999             14              32,475      681,874             10.60%
                            2000             10              16,437      352,858              5.49%
                            2001             15              35,954      791,834             12.31%
                            2002              6              15,920      326,970              5.08%
                            2003             13              40,459      687,410             10.69%
                            2004              7              25,184      528,047              8.21%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

Animas Valley
Mall               a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      89%                $6.23
                              1990 . . . . .      87%                 6.92
                              1991 . . . . .      89%                 6.71
                              1992 . . . . .      89%                 6.58
                              1993 . . . . .      90%                 6.50

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          JC Penney                      50,749         $165,438        4/1998             N/A
                          (Department Store)

                          Dillards                       72,212          288,848        1/2010             N/A
                          (Department Store)

                          Sears                          65,856          159,590        8/2032             N/A
                          (Department Store)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Animas Valley Mall:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994             14              33,177       $307,843           11.44%
                            1995              5              15,567        230,831            8.58%
                            1996              2               5,222         15,845             .59%
                            1997             10              44,732        338,824           12.59%
                            1998              3              59,687        267,309            9.94%
                            1999              2              51,845         25,998             .97%
                            2000              2               3,875         51,156            1.90%
                            2001              1               2,081         30,000            1.12%
                            2002              8              76,014        597,831           22.22%
                            2003              2               4,935         91,098            3.39%
                            2004             --              --              --                 --

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

Royal Executive
Park               a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)(3)
                          ------------        -----------------  ------------------

                              1989 . . . . .     100%               $25.56
                              1990 . . . . .      78%                25.56
                              1991 . . . . .      92%                25.56
                              1992 . . . . .      97%                25.56
                              1993 . . . . .      78%                24.17

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.
                   (3) A major tenant had vacated a major portion of its space at December 31, 1990; however, the tenant continued to pay rent pursuant to the terms of the lease which expired in October 1993.  Therefore, the rent paying occupancy remained at 100% for all of 1990 through October 1993.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          MCI Realty Inc.                210,000        $4,826,200      3/1998             N/A
                          (Real Estate)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next five years at the Royal Executive Park:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994            --                  --             --               --
                            1995            --                  --             --               --
                            1996            --                  --             --               --
                            1997            --                  --             --               --
                            1998              1             210,000      4,826,200           77.78%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

40 Broad
Street             a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      84%               $38.80
                              1990 . . . . .      84%                35.17
                              1991 . . . . .      78%                35.95
                              1992 . . . . .      82%                32.61
                              1993 . . . . .      79%                32.73

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          Frank Crystal & Co.            35,047         $749,322        3/2006             N/A
                          (Investment)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at 40 Broad Street:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994              2              14,337     $  563,550            8.79%
                            1995              1              10,987        384,545            6.00%
                            1996              4              36,803      1,091,257           17.03%
                            1997              1               5,752        230,079            3.59%
                            1998              1               7,441        111,615            1.74%
                            1999              1              21,974        811,986           12.67%
                            2000              1                 100         13,200            0.21%
                            2001              1              23,566        634,932            9.91%
                            2002             --               --             --                 --
                            2003              1               1,561         90,433            1.41%
                            2004              1               6,042        325,301            5.08%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

     On June 29, 1983, the Partnership commenced an offering of $150,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between June 29, 1983 and November 1, 1983 pursuant to the public offering from which the Partnership received gross proceeds of $150,000,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $135,651,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,061,000. Such funds and short-term investments of approximately $3,190,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements and any payments to the Animas Venture Partner should the property be disposed of as discussed below. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $6,763,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $4,776,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     In 1993, the Partnership completed an enhancement program at the Collin Creek Mall and the North Hills Mall. Also in 1993, the Partnership commenced an enhancement program (included in the budgeted amounts above) at the Pasadena Town Square with completion expected in 1994. In addition, over the next few years the Partnership will receive a reduced level of distributions from its 40 Broad Street and Royal Executive Park investments due to increased leasing costs and anticipated vacancy during releasing programs. These enhancement and releasing programs are expected to be paid for from the Partnership's investment properties' cash flow and the Partnership's cash on hand. Each of these programs is more fully discussed below. As a result of these programs, the Partnership reduced operating distributions effective as of the first quarter of 1993. As of December 31, 1993, the General Partners have continued to defer payment of certain of their distributions of net cash flow ($9,353,038 at December 31, 1993 or approximately $62 per interest) from the Partnership as required by the Partnership agreement as more fully described in Note 8.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than originally projected because a significant portion of the current tenants, who occupy approximately 20% of the building, are financial service companies whose leases expire between 1993 and 1994. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993. However, subtenants occupying approximately 21,000 square feet whose leases also expired in September 1993 have held over while Broad Street continues to negotiate leases with them. Furthermore, Broad Street has renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its previous lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan.

In order to enhance the building's competitive position in the marketplace, the joint venture partners have recently completed certain modest upgrades to the building's main lobby and elevators. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Therefore, the JMB/Broad Street joint venture recorded a provision for value impairment at December 31, 1991 to reduce the net book value of 40 Broad Street to $30,000,000 due to the uncertainty of JMB/Broad Street joint venture's ability to recover the net carrying value of the investment property through future operations or sale. An additional provision for value impairment was recorded at December 31, 1992 to further reduce the net book value of the property to the then estimated valuation of $7,800,000.
Reference is made to Note 3(d) for further discussion of the current status of this investment property. During 1991, the JMB/Broad Street joint venture was required to pay approximately $1,800,000 in transfer taxes (and related amounts) relating to the original acquisition of this investment property.
See Note 3(d).

     In 1992 and 1993, the Partnership completed the renovation at the Collin Creek Mall's food court and main floor common area, added escalators at two locations, and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs were approximately $4,400,000. In addition, in 1994, the Partnership will commence a parking lot repair project which will take five years to complete and cost approximately $1,300,000. The work scheduled to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their leases.
The Partnership is currently seeking a refinancing of the mortgage note in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in July 1995.

     The Partnership continues to explore the replacement of a major tenant at the North Hills Mall which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the replacement and/or addition of the major tenant(s) without an outside source of capital. The Partnership is exploring its alternatives in this regard. However, there can be no assurance that such replacement and/or addition will ultimately occur. The Partnership has completed a mall enhancement program at the North Hills Mall which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost was approximately $1,000,000. In addition, the Partnership is in the second year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000.

The work scheduled to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage loan on North Hills Mall in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in July 1995. In February 1994, the Partnership sold its sole remaining outparcel piece of land to an unaffiliated third party (see Note 10). The Partnership will retain the net sale proceeds in its working capital reserve.

     The Partnership continues to explore the possibility of adding another major department store to the Pasadena Town Square. In order to add another department store at this center, the Partnership may need to commit a substantial amount of capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the addition of a department store without an alternative source of capital. The Partnership has commenced discussions with a major department store owner concerning the opening of a store at the property. There is no assurance that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which includes a food court remodel. The program is expected to cost approximately $500,000 with completion during 1994. In addition, commencing in 1994 and continuing for the next four years, the Partnership is undertaking a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. The work scheduled to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their leases. The Partnership is currently seeking a refinancing of the mortgage loan on Pasadena Town Square in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in January 1995.

     In 1991, the Partnership commenced an action against the venture partner seeking a declaration that the Animas joint venture partner had forfeited its interest in the joint venture, dissolution of the joint venture, and continuation of the joint venture's business by the Partnership. In addition, the joint venture partner, in turn, filed in February, 1991 a counterclaim lawsuit against the Partnership and the affiliated property manager alleging breaches of the joint venture agreement and mismanagement of the property. In April 1992, the Partnership and the joint venture partner settled their respective legal claims. Under the terms of the settlement, the unaffiliated venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with any disposition of the property. Such disposition payment, $300,000 at January 1, 1994, decreases annually on January 1 to a maximum of $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated. In April 1992, the Partnership finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. The Partnership, commencing with the January 1991 payment, has been paying debt service in accordance with the modification terms. Reference is made to Note 4(b) for further discussion of this matter. The Partnership commenced negotiations for refinancing the mortgage note upon its maturity in January 1994. Subsequent to the end of the year, the Partnership entered into a non-binding letter of intent to amend the loan agreement which would extend the loan maturity until March 1995 and lower the pay rate to 8% per annum. However, there are no assurances that such loan amendment will be finalized. In view of the competitive market conditions described above, and depending upon the outcome of the Partnership's negotiations with the lender, the Partnership may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the Partnership would no longer have an ownership interest in the property. In such event, the Partnership would recognize a gain for financial reporting and federal income tax reporting purposes without realizing any net proceeds. Also, the Partnership would be required to make a disposition payment as discussed above. In addition, due to the uncertainty of the Partnership's ability to recover the net carrying value of the Animas Valley Mall investment property the Partnership made, as of December 31, 1991 and as a matter of prudent accounting practice, a provision for value impairment of $6,344,908. As discussed in Note 3(b), such provision reduces the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing. In December 1993, the Partnership sold an outparcel of land at the property (with a carrying cost of approximately $38,000) to an unaffiliated third party as described in Note 3(b). The Partnership will retain the net sale proceeds of approximately $188,000 as working capital.

     As anticipated, during the fourth quarter 1993, New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the Royal Executive Park I building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term is coterminous with the remainder of its space and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square foot lease. The joint venture and MCI continue to negotiate the terms of a possible modification and extension. However, there can be no assurance that a modification or extension will be executed on economic terms acceptable to the venture. The Southern Westchester County office market (the competitive market for the building) is extremely competitive with a current vacancy rate of 19%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. These competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow will be significantly reduced as a result of the lease expiration and subsequent move-out of New York Telephone. In addition, the property cash flow will be adversely affected by the increased vacancy.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital including the reduction in regular quarterly distributions to partners as described above. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     RESULTS OF OPERATIONS

     The aggregate reduction in cash and cash equivalents and short-term investments, and related increase in buildings and improvements at December 31, 1993 as compared to December 31, 1992 is primarily due to the Partnership's use of a portion of its funds on hand for capital improvement projects at certain of the Partnership's investment properties as discussed above.

     The decrease in rents and other receivables as of December 31, 1993 as compared to December 31, 1992 is primarily due to the 1993 collection of recoverable expenses related to 1992 at certain of the Partnership's investment properties.

     The increase in investments in unconsolidated ventures at December 31, 1993 as compared to December 31, 1992 is primarily due to the Partnership's share of the operating income in 1993 of the 40 Broad Street Building versus its share of the operating loss in 1992. The operating loss was primarily due to the decision to establish a provision for value impairment at December 31, 1992. Reference is made to Note 3(d).

     The increase in accrued rents receivable at December 31, 1993 as compared to December 31, 1992 is primarily due to the Partnership accruing prorated rental income at the Collin Creek Mall and the North Hills Mall.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt less current portion at December 31, 1993 as compared to December 31, 1992 is primarily due to the reclassification of the $27,000,000 mortgage note scheduled to mature January 1994 at the Animas Valley Mall investment property. However, the Partnership has a non-binding letter of intent to extend the mortgage note as discussed above and in Note 4(b).

     The increase in accrued interest at December 31, 1993 as compared to December 31, 1992 is primarily due to the Partnership paying debt service commencing January 1991 at 10.25% per annum but accruing at 12.5% at the Animas Valley Mall investment property. See Note 4(b).

     The increase in rental income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily the result of increased occupancy at the Collin Creek Mall and the North Hills Mall. The decrease in rental income for 1992 as compared to 1991 is primarily the result of the Pylon Plaza Phase II office building being placed in receivership in August 1991 and the lender subsequently realizing upon their mortgage security in December 1991. Reference is made to Note 2(b).

     Interest income decreased in 1993 as compared to 1992 and 1992 as compared to 1991 primarily due to lower yields and a lower average balance held in interest-bearing U.S. Government obligations in the subsequent years.

     The increase in depreciation in 1993 as compared to 1992 is primarily due to the capital additions at the Collin Creek Mall. The decrease in depreciation in 1992 as compared to 1991 is primarily due to the lender realizing upon its security in the Pylon Plaza Phase II office building in early December 1991.

     Property operating expenses increased in 1993 as compared to 1992 and 1991 primarily due to higher repairs and maintenance expenses at certain of the Partnership's investment properties.

     The increase in Partnership's share of operations of unconsolidated ventures for 1993 as compared to 1992 and 1991 is primarily the result of the election to establish a provisions of $22,908,606 and $28,870,198 at December 31, 1992 and 1991 for value impairment in connection with the 40 Broad Street Building as discussed above. See Note 3(d).

     The increase in venture partner's share of consolidated venture's operations for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is the result of the failure of the venture partner, for the Animas Valley Mall joint venture, to fund its share of operating deficits incurred at the property. As a result of the settlement agreement (see Note 3(b)), additional losses have been allocated to the Partnership. The increase in venture partner's share of consolidated venture's operations during 1992 as compared to 1991 is primarily the result of the Partnership providing a provision for value impairment at December 31, 1991.

     The gain of $150,443 on disposition of investment property during 1993 is the result of the outparcel sale at the Animas Valley Mall as more fully described in Note 3(b).

     The gain of $73,311 on disposition of investment property during 1991 is the result of the lender realizing upon its security interest and taking title to Phase II of the Pylon Plaza investment property in December 1991 as more fully described in Note 2(b).

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating results if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991
Notes to Consolidated Financial Statements

                                                               SCHEDULE
                                                               --------

Supplementary Income Statement Information                            X
Consolidated Real Estate and Accumulated Depreciation                XI


SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



                    JMB INCOME PROPERTIES, LTD. - X
                        UNCONSOLIDATED VENTURES

                                 INDEX


Independent Auditors' Report
Combined Balance Sheets, December 31, 1993 and 1992
Combined Statements of Operations, years ended December 31, 1993, 1992 and 1991
Combined Statements of Partners' Capital Accounts,
  years ended December 31, 1993, 1992 and 1991
Combined Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991
Notes to Combined Financial Statements



                                                               SCHEDULE
                                                               --------

Supplementary Income Statement Information                          X
Combined Real Estate and Accumulated Depreciation                  XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.








                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - X:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - X (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - X and consolidated venture as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                                        JMB INCOME PROPERTIES, LTD, - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,061,308     1,159,082
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,189,979     3,303,408
  Rents and other receivables, net of allowance for doubtful accounts of $113,363
    in 1993 and $252,350 in 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      631,960       845,486
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      233,119       197,826
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,943        19,070
                                                                                                       ------------   -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,135,309     5,524,872
                                                                                                       ------------   -----------

Investment properties, at cost (notes 2 and 3) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,826,661    19,864,650
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  135,014,936   130,356,774
                                                                                                       ------------   -----------

                                                                                                        154,841,597   150,221,424
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43,945,824    39,584,216
                                                                                                       ------------   -----------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .  110,895,773   110,637,208

Investments in unconsolidated ventures, at equity (notes 1, 3 and 9) . . . . . . . . . . . . . . . . .   22,662,962    22,198,831
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      344,696       449,653
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,866,812       366,189
                                                                                                       ------------   -----------

                                                                                                       $140,905,552   139,176,753
                                                                                                       ============   ===========

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1993 AND 1992


EMBER 31, 1993 AND 1992


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------

                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current liabilities:
  Current portion of long-term debt (notes 2 and 4). . . . . . . . . . . . . . . . . . . . . . . . . . $ 27,294,320       258,647
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      784,617       995,229
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,003,805     2,155,463
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,547,126     2,636,839
                                                                                                       ------------   -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,629,868     6,046,178
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,878        38,486
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46,800,991    74,095,311
                                                                                                       ------------   -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   80,462,737    80,179,975
Partners' capital accounts (deficit) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      963,664       778,332
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (250,000)     (250,000)
                                                                                                       ------------   -----------
                                                                                                            714,664       529,332
                                                                                                       ------------   -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . .  135,651,080   135,651,080
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,762,221    11,201,406
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (91,685,150)  (88,385,040)
                                                                                                       ------------   -----------
                                                                                                         59,728,151    58,467,446
                                                                                                       ------------   -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,442,815    58,996,778
                                                                                                       ------------   -----------
Commitments and contingencies (notes 2, 3, 4 and 8)
                                                                                                       $140,905,552   139,176,753
                                                                                                       ============   ===========


                                   See accompanying notes to consolidated financial statements.

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $31,068,579      28,249,198       29,054,699
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,608         287,906          435,020
                                                                                     -----------     -----------      -----------
                                                                                      31,189,187      28,537,104       29,489,719
                                                                                     -----------     -----------      -----------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       9,547,844       9,537,173        9,548,431
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,361,608       4,192,447        4,420,886
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      14,290,240      13,668,261       13,705,832
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         346,151         319,726          342,201
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         165,918         161,370          174,358
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         287,544         311,025          325,054
  Provision for value impairment (note 3(b)) . . . . . . . . . . . . . . . . . .           --              --           6,344,908
                                                                                     -----------     -----------      -----------
                                                                                      28,999,305      28,190,002       34,861,670
                                                                                     -----------     -----------      -----------
      Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .       2,189,882         347,102       (5,371,951)

Partnership's share of operations of unconsolidated ventures (note 1). . . . . .       2,405,822      (4,744,175)      (6,945,209)
Venture partner's share of consolidated venture's operations (note 3). . . . . .           --            200,393        3,977,004
                                                                                     -----------     -----------      -----------
                Net operating earnings (loss). . . . . . . . . . . . . . . . . .       4,595,704      (4,196,680)      (8,340,156)

Gain on sale or disposition of investment properties (notes 2(b) and 3(b)) . . .         150,443           --              71,311
                                                                                     -----------     -----------      -----------
                Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .     $ 4,746,147      (4,196,680)      (8,268,845)
                                                                                     ===========     ===========      ===========

Net earnings (loss) per limited partnership interest (note 1):
     Net operating earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .     $     29.41          (26.85)          (55.85)
     Gain on disposition of investment properties. . . . . . . . . . . . . . . .             .99           --                 .47
                                                                                     -----------     -----------      -----------
                Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .     $     30.40          (26.85)          (55.38)
                                                                                     ===========     ===========      ===========

                                    See accompanying notes to consolidated financial statements

                                                  JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          GENERAL PARTNERS                            LIMITED PARTNERS (150,005 INTERESTS) (note 1)
                       -------------------------------------------------------      -----------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                   NET                                        NET OF        NET
                    CONTRI-      EARNINGS       CASH                         OFFERING     EARNINGS        CASH
                    BUTIONS       (LOSS)    DISTRIBUTIONS      TOTAL          COSTS        (LOSS)     DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------   ----------   -------------    -----------
Balance (deficit) at
  December 31, 1990. $1,000       907,809         --            908,809    135,651,080   23,537,454    (75,259,602)    83,928,932
Cash distributions
 ($47.50 per limited
 partnership interest) --           --          (250,000)     (250,000)          --            --       (7,125,238)    (7,125,238)
Net earnings (loss)
 (note 5). . . . . .   --          38,390         --            38,390           --      (8,307,235)         --        (8,307,235)
                     ------     ---------     ----------      --------     -----------   ----------    -----------     ----------
Balance (deficit) at
  December 31, 1991.  1,000       946,199       (250,000)      697,199     135,651,080   15,230,219    (82,384,840)    68,496,459
Cash distributions
 ($40 per limited
 partnership interest)  --           --             --                           --           --        (6,000,200)    (6,000,200)
Net earnings (loss)
 (note 5). . . . . .    --       (167,867)          --        (167,867)          --      (4,028,813)         --        (4,028,813)
                     ------     ---------     ----------      --------     -----------   ----------    -----------     ----------
Balance (deficit) at
  December 31, 1992.  1,000       778,332       (250,000)      529,332     135,651,080   11,201,406    (88,385,040)    58,467,446
Cash distributions
 ($22 per limited. .   --           --             --            --              --           --        (3,300,110)    (3,300,110)
 partnership interest)
Net earnings (loss)
 (note 5). . . . . .   --         185,332          --          185,332           --       4,560,815          --         4,560,815
                     ------     ---------     ----------      --------     -----------   ----------    -----------     ----------
Balance (deficit) at
  December 31, 1993. $1,000       963,664       (250,000)      714,664     135,651,080   15,762,221    (91,685,150)    59,728,151
                     ======     =========     ==========      ========     ===========   ==========    ===========     ==========



                                   See accompanying notes to consolidated financial statements.

                                                  JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                         1993           1992             1991
                                                                                    ------------     -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,746,147      (4,196,680)      (8,268,845)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,361,608       4,192,447        4,420,886
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         165,918         161,370          174,358
    Partnership's share of operations of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .        (701,307)      6,530,578        8,702,665
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . .           --           (200,393)      (3,977,004)
    Gain on sale or disposition of investment properties . . . . . . . . . . . .        (150,443)          --             (71,311)
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .           --              --           6,344,908
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .         213,526         400,731         (290,096)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (35,293)         (2,340)         (37,632)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             127         (19,070)          14,463
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,500,623)       (366,189)            --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (210,612)       (243,474)        (471,358)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         848,342         756,914          605,339
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .         (89,713)        343,123          490,797
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,608)          9,700          (43,909)
                                                                                    ------------     -----------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . .       7,641,069       7,366,717        7,593,261

Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . .         113,429       3,587,421         (713,564)
  Cash sales proceeds from sale of investment property, net of selling expenses.         188,432           --               --
  Additions to investment properties (including changes in related payables) . .      (4,658,162)     (5,167,856)        (759,435)
  Partnership distributions from unconsolidated ventures . . . . . . . . . . . .         237,176       1,267,023        1,937,744
  Partnership's contribution to unconsolidated ventures. . . . . . . . . . . . .           --              --            (565,239)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (60,961)        (94,765)         (30,956)
                                                                                    ------------     -----------      -----------

          Net cash used in investing activities. . . . . . . . . . . . . . . . .      (4,180,086)       (408,177)        (131,450)
                                                                                    ------------     -----------      -----------
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         1993           1992             1991
                                                                                    ------------     -----------      -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (540,731)        (484,510)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (258,647)       (227,306)        (203,062)
  Venture partner's contribution to venture. . . . . . . . . . . . . . . . . . .           --            404,652            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .      (3,300,110)     (6,000,200)      (7,125,238)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .           --              --            (250,000)
                                                                                    ------------     -----------      -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . .      (3,558,757)     (6,363,585)      (8,062,810)
                                                                                    ------------     -----------      -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . .    $    (97,774)        594,955         (600,999)
                                                                                    ============     ===========      ===========


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amount capitalized
    $136,915 in 1993 and $87,500 in 1992 . . . . . . . . . . . . . . . . . . . .    $  8,699,502       8,780,259        8,943,092
                                                                                    ============     ===========      ===========
  Non-cash investing and financing activities:
    Disposition of investment properties (note 2(b)):
      Balance due on long-term debt cancelled. . . . . . . . . . . . . . . . . .    $      --              --           1,454,454
      Reduction of investment property . . . . . . . . . . . . . . . . . . . . .           --              --          (1,399,087)
      Accrued interest on long-term debt cancelled . . . . . . . . . . . . . . .           --              --              15,944
                                                                                    ------------     -----------      -----------

          Non-cash gain recognized due to lender realizing upon its security . .    $      --              --              71,311
                                                                                    ============     ===========      ===========











                                   See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Animas Valley Mall Associates ("Animas") (note 3(b)). The effect of all transactions between the Partnership and its venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in Royal Executive Park - I (Royal Executive Park) (note 3(c)) and JMB-40 Broad Street Associates ("Broad Street") (note 3(d)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Royal Executive Park or of Broad Street.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                              1993                            1992
                                                              ------------------------------  ------------------------------
                                                                GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                                               ------------      -----------    ------------     -----------

Total assets . . . . . . . . . . . . . . . . . . . . . . .    $140,905,552      100,871,400     139,176,753     104,040,871

Partners' capital accounts (deficits) (note 5):
   General partners. . . . . . . . . . . . . . . . . . . .         714,664         (906,450)        529,332        (921,436)
   Limited partners. . . . . . . . . . . . . . . . . . . .      59,728,151       51,418,252      58,467,446      54,233,406

Net earnings (loss) (note 5):
   General partners. . . . . . . . . . . . . . . . . . . .         185,332           14,986        (167,867)        (32,442)
   Limited partners. . . . . . . . . . . . . . . . . . . .       4,560,815          484,955      (4,028,813)       (778,618)

Net earnings (loss) per limited partnership interest . . .           30.40             3.23          (26.85)          (5.19)
                                                              ============      ===========     ===========     ===========



                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider any such amounts held with original maturities of three months or less as cash equivalents. At December 31, 1993 and 1992 all the U.S. Government obligations were classified as short-term investments.

     Deferred loan fees are amortized over the term of the respective loan agreement.

      Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership had acquired, either directly or through joint venture arrangements (note 3), interests in three office buildings and five shopping centers. Two properties have been sold or disposed of by the Partnership. All of the remaining properties owned at December 31, 1993 were operating. The cost of the investment properties represents the total cost to the Partnership or its consolidated venture plus miscellaneous acquisition costs.

     Depreciation on the consolidated investment properties has been provided over the estimated useful lives of the various components as follows:

                                                  YEARS
                                                  -----

              Improvements--straight line. . .     30
              Personal property--straight line      5
                                                   ==

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in note 4.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     (b)  Pylon Plaza

     During October 1983, the Partnership acquired two adjacent existing two-story office buildings (Phase I and Phase II) known as Pylon Plaza in Boca Raton, Florida. The purchase price for the office buildings was $5,750,000, of which $2,897,036 was paid in cash at closing with the balance represented by two existing non-recourse mortgage loans in the aggregate principal amount of $2,852,964. The lender on Phase I property realized upon its security and took title to the Phase I property in August, 1990.

     In early 1991, the Partnership commenced negotiations with the lender to modify the existing long-term mortgage note secured by Phase II of the Pylon Plaza Office Building. The property had been operating at a cash deficit and based upon analysis of current and anticipated future market conditions and the probability of large future cash deficits, the Partnership had decided not to fund any future deficits relating to the property. In connection with the modification discussion, monthly principal and interest payments for this mortgage note were not made for the period April 1991 through December 1991. Consequently, the lender commenced proceedings to realize upon its security, and under a court order, a receiver was appointed to manage the operations of the property effective August 8, 1991. The lender realized upon its security, and obtained title to the Phase II building in early December 1991. The Partnership no longer has any ownership interest in the property. The Partnership received no cash proceeds from the transfer of ownership interest; it however, recognized a gain on disposition of $71,311 for financial reporting purposes and a nominal loss on disposition of $85,580 for Federal income tax purposes in 1991.

     (c)  Collin Creek Mall

     During October 1983, the Partnership acquired a two-level existing enclosed mall regional shopping center in Plano (Dallas), Texas. The Partnership's purchase price for the mall was $49,000,000, which was paid in cash at closing. In addition, the Partnership initially reserved an additional $1,754,000 for capital improvements, tenant improvements, lease-up expenses, financing fees and other expenditures. Also, in 1985, the Partnership obtained a permanent loan in the amount of $25,000,000 (note 4), secured by the property.

     In 1992 and 1993 the Partnership completed the renovation of the food court and main floor common area, added escalators at two locations and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994 the Partnership will commence a parking lot repair project which will take five years to complete and cost approximately $1,300,000. Such amount will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage note in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in July 1995.

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (d)  North Hills Mall

     During October 1983, the Partnership acquired an existing enclosed mall regional shopping center in North Richland Hills (Fort Worth), Texas. The Partnership's purchase price for the mall was $13,000,000 which was paid in cash at closing. In addition, the Partnership initially reserved an additional $465,000 for capital improvements, tenant improvements, lease-up expenses, financing fees and other expenditures.

     In 1985, the Partnership obtained a permanent loan in the amount of $8,000,000 (note 4), secured by the property. The Partnership's aggregate cash investment, including additional capital improvements and other expenditures, is approximately $14,690,000.

     Additionally, an affiliate of the General Partners of the Partnership obtained for the Partnership's benefit a right of first refusal from the seller to acquire two additional parcels of land (approximately 10-acres) adjacent to the shopping center.

     The Partnership continues to explore the replacement of a major tenant, which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital.

Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the replacement or addition of the major tenant(s) without an outside source of capital. The Partnership is exploring its alternatives in this regard. The Partnership believes the replacement of the major tenant and/or addition of another major department store to this center would greatly enhance the position of this center within the North Richland Hills retail market. However, there can be no assurance that such replacement and/or addition will ultimately occur.

     The Partnership has completed a mall enhancement program which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost approximately $1,000,000.

In addition, the Partnership is in the second year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. Such amounts are partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage loan on the property in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the partnership will obtain a refinancing of the mortgage note which matures in July 1995. In February 1994, the Partnership sold its sole remaining outparcel piece of land to an unaffiliated third party. The Partnership will retain the net sale proceeds in its working capital reserve.

     (e)  Pasadena Town Square Mall

     During October 1983, the Partnership acquired an existing enclosed mall regional shopping center in Pasadena (Houston), Texas. The Partnership's purchase price for the mall was $30,200,000 which was paid in cash at closing.

In addition, the Partnership initially reserved an additional $1,081,000 for capital improvements, tenant improvements, lease-up expenses, financing fees and other expenditures. In 1985, the Partnership obtained a permanent loan in the amount of $15,150,000 (note 4), secured by the property. The
Partnership's aggregate cash investment, including additional capital improvements and other expenditures, is approximately $16,131,000.

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership continues to explore the possibility of adding another major department store to the Pasadena Town Square. In order to add another department store at this center, the Partnership may need to commit a substantial amount of capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the addition of a department store without an alternative source of capital. The Partnership has commenced discussions with a major department store owner concerning the opening of a store at the property. There is no assurance that the addition of a department store will ultimately occur.

     In 1993, the Partnership commenced a minor mall enhancement program which includes a food court remodel. The program is expected to cost approximately $500,000 with completion during 1994. In addition, commencing in 1994 and continuing for the next four years, the Partnership is undertaking a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. Such amount will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage loan on the property in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in January 1995.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $62,760,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one shopping mall and two office buildings. The venture properties have been financed under various long-term debt arrangements as described in note 4. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Animas Valley Mall

     In October 1983, the Partnership acquired through a joint venture with the developer, an interest in a newly constructed enclosed mall regional shopping center in Farmington, New Mexico, known as the Animas Valley Mall. The Partnership contributed $9,000,000 in cash to the venture.

     Operating profits and losses are allocated to the Partnership and the joint venture partner according to their respective contributions to fund operating deficits with any remaining losses allocated to the Partnership.

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Partnership commenced an action against the venture partner seeking a declaration that the joint venture partner had forfeited its interest in the joint venture, dissolution of the joint venture, and continuation of the joint venture's business by the Partnership. In addition, the joint venture partner, in turn, filed in February, 1991 a counterclaim lawsuit against the Partnership and the affiliated property manager alleging breaches of the joint venture agreement and mismanagement of the property. In April 1992, the Partnership and the joint venture partner settled their respective legal claims. Under the terms of the settlement, the unaffiliated venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, $300,000 at January 1, 1994, decreases annually on January 1 to a maximum of $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the Partnership had finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. The Partnership continues to negotiate with the existing lender for a loan extension upon its maturity in January 1994. Subsequent to the end of the year, the Partnership entered into a non-binding letter of intent to amend the loan agreement which would extend the loan maturity until March 1995 and lower the pay rate to 8% per annum. There are no assurances that such loan amendment will be finalized. The Partnership has begun to remit debt service under the modified terms. However, there is no assurance that such loan amendment will be finalized. In view of the competitive market conditions described above, and depending upon the outcome of the Partnership's negotiations with the lender, the Partnership may decide not to commit any significant additional amounts of capital to this property due to the fact that recovery of such amounts may be unlikely. As a result, the Partnership would no longer have an ownership interest in the property. In such event, the Partnership would recognize a gain for financial reporting and federal income tax reporting purposes without realizing any net proceeds. Also, the Partnership would be required to make a disposition payment as discussed above.

     In December 1993, the Partnership sold an outparcel piece of land to an unaffiliated third party. The purchaser intends to build a bank on the site. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations). The Partnership will retain the net sale proceeds in its working capital reserve.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Animas Valley Mall investment property, the Partnership made a provision at December 31, 1991 for value impairment of $6,344,908. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note.

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The property is presently being managed under an agreement between the Partnership and an affiliate of the General Partners of the Partnership which provides for management fees calculated at 3% of fixed and percentage rent from the shopping center.

     (c)  Royal Executive Park

     In December 1983, the Partnership acquired through a joint venture with the developer, an interest in a completed three-building office complex in Ryebrook, New York known as Royal Executive Park.

     The Partnership contributed the sum of $25,948,000 to the joint venture which was used to repay an interim construction loan secured by the property. The developer was obligated to contribute to the joint venture amounts required to complete construction including tenant improvements. The acquisition of the venture interest resulted in an excess of the Partnership's basis in the property over its proportionate share of the venture's assets of approximately $10,000,000. Such excess is being amortized over the remaining useful life of the Venture's property through an adjustment of the Partner-ship's share of the Venture's operations. Such amortization aggregated approximately $189,000, for 1993, 1992 and 1991, respectively.

     Annual cash flow is distributed 49.9% to the Partnership and 50.1% to the joint venture partner. However, since the joint venture partner did not receive $2,605,200 of cash flow for each of the initial five years, the joint venture partner will be entitled to receive such deficiency, up to $400,000 from annual cash flow, if any, available for distribution to the partners after the Partnership and the joint venture partners have received $2,594,800 and $2,605,200, respectively, per annum. Operating profits and losses are generally allocated to the joint venture partners in the same ratio that annual cash flow is distributed to the partners.

     The joint venture agreement further provides that proceeds from sale or refinancing of the complex will be distributed 49.9% to the Partnership and 50.1% to the joint venture partner.

     The complex is managed by an affiliate of the venture partner on a year-to-year basis for a management fee of 2% of collected revenues.

     Occupancy of this office building decreased to 78% from 97% in the previous year. As anticipated, during the fourth quarter New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term is coterminous with the remainder of its space and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square feet lease. The joint venture and MCI continue to negotiate the terms of a possible modification and extension. However, there can be no assurance that a modification or extension will be executed on economic terms acceptable to the venture. The Southern Westchester County office market (the competitive market for the building) is extremely competitive with a current vacancy rate of 19%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


releasing space which expires. Consequently, the property cash flow will be significantly reduced as a result of the lease expiration and subsequent move-out of New York Telephone. In addition, the property cash flow will be adversely affected by the increased vacancy.

     (d)  Broad Street

     During December 1985, the Partnership acquired, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd.- XII (a partnership sponsored by the Managing General Partner of the Partnership) a 31.44% interest in an existing 24-story office building located at 40 Broad Street in New York, New York. The Affiliated Joint Venture's purchase price for the building was $65,100,000 (net of prorations and miscellaneous closing costs), of which the Partnership provided approximately $20,470,000, which was paid in cash at closing.

     Broad Street estimated at acquisition that it would pay up to approximately $1,050,000 from time to time for tenant improvements and other expenditures for the office building, the total of which was funded as of December 31, 1991.

     The Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which is 31.44%.

     During 1991, Broad Street joint venture funded $1,797,828, of which the Partnership's share was $565,237, for an assessed transfer tax related to the original acquisition of the investment property and has been reflected in the investment in unconsolidated ventures in the accompanying consolidated financial statements.

     The downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Therefore, the JMB/Broad Street joint venture recorded a provision for value impairment at December 31, 1991 to reduce the net book value of 40 Broad Street to $30,000,000 due to the uncertainty of JMB/Broad Street joint venture's ability to recover the net carrying value of the investment property through future operations or sale. An additional provision for value impairment was recorded at December 31, 1992 to further reduce the net book value of the property to the then estimated valuation of $7,800,000.

     An affiliate of the General Partner currently manages the property for a fee calculated as 2% of the gross receipts of the property.

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                                   1993         1992
                                                                                               -----------  -----------
12-1/2% mortgage note, secured by the North Hills Mall in North Richland Hills (Fort Worth),
 Texas, providing for monthly payments of interest only aggregating $1,000,000 per annum until July 1990, thereafter payable in monthly installments of $85,400 (including interest)
 until July 1995  when the outstanding balance of $7,832,745 is due and payable;
 prepayable beginning in August 1990 for a fee which decreases over time . . . . . . . . . .   $ 7,894,967    7,930,448

13-5/8% mortgage note, secured by the Pasadena Town  Square Mall in Pasadena (Houston),
 Texas, payable in monthly installments of $175,022 (including interest) until January 1995 when the outstanding balance of $14,399,992 is due and payable; prepayable beginning in
 February 1993 for a fee which decreases over time . . . . . . . . . . . . . . . . . . . . .    14,528,571   14,640,858

12-1/2% mortgage note, secured by the Collin Creek Mall in Plano (Dallas), Texas, providing for monthly payments of interest only aggregating $3,125,000 per annum until July 1990, thereafter payable in monthly installments of $266,875 (including interest) until July 1995 when the outstanding balance of $24,477,329 is due and payable; prepayable
 beginning in August 1990 for a fee which decreases over time. . . . . . . . . . . . . . . .    24,671,773   24,782,652

12-1/2% mortgage note, secured by the Animas Valley Mall Shopping Center in Farmington,
 New Mexico, providing for monthly payments of interest only aggregating $2,767,500 per annum until January 1994 when the remaining interest and outstanding balance of $27,000,000
 is due and payable; (modified in April 1992, note 4(b)) . . . . . . . . . . . . . . . . . .    27,000,000   27,000,000
                                                                                               ----------- ------------

     Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    74,095,311   74,353,958
     Less current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .    27,294,320      258,647
                                                                                               ----------- ------------

          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $46,800,991   74,095,311
                                                                                               =========== ============

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Five year maturities of long-term debt are summarized as follows:

                   1994. . . . . . . .$ 27,294,320
                   1995. . . . . . . .  46,800,991
                   1996. . . . . . . .      --
                   1997. . . . . . . .      --
                   1998. . . . . . . .      --
                                     =============
     (b) Debt Modification

     In April 1992, the Partnership had finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. The Partnership commenced negotiations with the existing lender for a loan extension upon its original maturity in January 1994. Subsequent to the end of the year, the Partnership entered into a non-binding letter of intent to amend the loan agreement which would extend the loan maturity until March 1995 and lower the pay rate to 8% per annum. However, there are no assurances that such loan amendment will be finalized. The Partnership has remitted debt service under the modified terms. However, there is no assurance that the Partnership will obtain a loan extension and modification of the mortgage note, see note 3(b).


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties are to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

      An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the

                  JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Limited Partners' receipt of a stipulated return on capital. Through December 31, 1993, a portion of the General Partners' distributions have been deferred (note 8).

    The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disburseable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. Therefore, the General Partners have deferred certain sale proceeds ($241,080 or $1.60 per interest) from the Partnership.


(6)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     An affiliate of the General Partners managed the Pylon Plaza-Phase II office building for a fee equal to 5% of the gross rent of the building. This agreement was terminated in 1991 due to the lender realizing upon its security (note 2(b)). The North Hills Mall, Pasadena Town Square and Collin Creek Mall shopping centers are managed by an affiliate of the General Partners pursuant to management agreements which provide for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property.


(7)  LEASES

     As Property Lessor

     At December 31, 1993, the Partnership and its consolidated venture's principal assets are four shopping centers. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                   1994. . . . . . . . .    $ 14,723,228
                   1995. . . . . . . . .      13,912,354
                   1996. . . . . . . . .      12,620,460
                   1997. . . . . . . . .      11,459,214
                   1998. . . . . . . . .      10,139,341
                   Thereafter. . . . . .      43,111,250
                                            ------------
                        Total. . . . . .    $105,965,847
                                            ============


     Contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1993, 1992 and 1991:

                   1991. . . . . . . . .        $811,481
                   1992. . . . . . . . .         852,600
                   1993. . . . . . . . .         861,927
                                               =========


(8) TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992, and 1991 are as follows:

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                       1993          1992          1991            1993
                                                                     --------      --------      --------     --------------
Property management and leasing fees . . . . . . . . . . . . . .      $667,066       686,719      651,345              --
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        83,329        58,440       67,743              --
Disbursement agent fees. . . . . . . . . . . . . . . . . . . . .         --           --           13,895              --
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .         --           16,628        2,715              --
Reimbursement (at cost) for out-of-pocket salary related
  expenses relating to on-site and other costs for the
  Partnership and its investment properties. . . . . . . . . . .       100,924       113,769      105,010            100,051
                                                                      --------      --------     --------            -------

                                                                      $851,319       875,556      840,708            100,051
                                                                      ========       =======     ========            =======

                       JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The General Partners have deferred (in accordance with the Partnership agreement, see note 5) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,353,038 at December 31, 1993 (approximately $62 per interest). These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and are expected to be paid in future periods in accordance with the Partnership agreement.


(9)  INVESTMENTS IN UNCONSOLIDATED VENTURES

      Summary financial information for Royal Executive Park and Broad Street (notes 3(c) and 3(d), respectively) as of and for the years ended December 31, 1993 and 1992 are as follows:

                                            1993           1992
                                        ------------   ------------

Current assets . . . . . . . . . . .    $  4,549,126      2,616,963
Current liabilities. . . . . . . . .        (262,234)      (377,884)
                                        ------------   ------------
     Working capital . . . . . . . .       4,286,892      2,239,079
                                        ------------   ------------
Investment property, net . . . . . .      28,448,677     28,154,702
Other assets, net. . . . . . . . . .       1,959,574      2,167,211
Other liabilities, net . . . . . . .         (42,397)       (42,397)
Venture partners' equity . . . . . .     (11,989,784)   (10,319,764)
                                        ------------   ------------
     Partners' capital . . . . . . .    $ 22,662,962     22,198,831
                                        ============   ============
Represented by:
     Invested capital. . . . . . . .    $ 49,723,531     49,723,531
     Cumulative cash distributions .     (35,282,503)   (33,340,812)
     Cumulative net earnings . . . .       8,221,934      5,816,112
                                        ------------   ------------
                                        $ 22,662,962     22,198,831
                                        ============   ============
Total income . . . . . . . . . . . .    $ 16,077,877     16,577,816
                                        ============   ============
Expenses applicable to operations. .    $ 10,052,562     10,481,968
                                        ============   ============
Net earnings (loss). . . . . . . . .    $  6,025,315    (16,812,758)
                                        ============   ============

     Also, for the year ended December 31, 1991, total income, expenses applicable to operations and net earnings were $17,182,290, $11,543,880 and ($23,779,437), respectively for the unconsolidated ventures listed above.


(10)  SUBSEQUENT EVENT - DISTRIBUTIONS

      In February 1994, the Partnership paid a distribution of $600,020 ($4.00 per Interest) to the Limited Partners.

     In February 1994, the Partnership sold its sole remaining outparcel piece of land at the North Hills Mall to an unaffiliated third party. The purchaser intends to build a restaurant on the site. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain the net sale proceeds in its working capital reserve. The Partnership expects to record a gain for financial reporting and federal income tax purposes in 1994.
                                                             SCHEDULE X


                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Maintenance and repairs.      $2,259,131      2,158,209      2,068,083

Depreciation . . . . . .       4,361,608      4,192,447      4,420,886

Taxes:
    Real estate. . . . .       2,707,616      2,729,116      2,361,147

    Other. . . . . . . .             532          2,939            659

Advertising. . . . . . .       1,461,701      1,606,961      1,600,638
                              ==========      =========      =========

                                                                                                                       SCHEDULE XI
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


                                                                          COSTS
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                              PARTNERSHIP (A)         TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                                         --------------------------   --------------        --------------------------------------
                                                        BUILDINGS       BUILDINGS                       BUILDINGS
                                                          AND             AND                              AND
DESCRIPTION             ENCUMBRANCE         LAND       IMPROVEMENTS    IMPROVEMENTS         LAND       IMPROVEMENTS      TOTAL (E)
- -----------             -----------     -----------    ------------   --------------     ----------    ------------     ----------

SHOPPING CENTERS:
  North Richland Hills,
    Texas (D). . . .    $ 7,894,967       3,170,275       9,829,725       12,422,306      2,746,644      22,252,031     24,998,675
  Pasadena, Texas. .     14,528,571       4,491,435      25,708,565        1,647,327      5,026,452      27,355,892     32,382,344
  Plano, Texas . . .     24,671,773       8,772,102      40,252,898        9,197,497      9,379,346      49,450,395     58,829,741
  Farmington
    New Mexico (C) .     27,000,000       3,139,022      41,209,334      (5,252,716)      2,674,219      35,956,618     38,630,837
                        -----------      ----------     -----------     -----------     -----------     -----------    -----------

      Total. . . . .    $74,095,311      19,572,834     117,000,522       18,014,414     19,826,661     135,014,936    154,841,597
                        ===========      ==========     ===========     ===========     ===========     ===========    ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993



                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
DESCRIPTION                                    DEPRECIATION(F)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
- -----------                                   ----------------       ------------    ----------   ---------------      -----------

SHOPPING CENTERS:
  North Richland Hills,
    Texas (D). . . . . . . . . . . . . . . .       $ 6,117,642           1979          10/19/83        5-30 years          562,397
  Pasadena, Texas. . . . . . . . . . . . . .         9,227,634           1982          10/19/83        5-30 years          613,102
  Plano, Texas . . . . . . . . . . . . . . .        14,875,403           1981          10/19/83        5-30 years        1,340,110
  Farmington
    New Mexico (C) . . . . . . . . . . . . .        13,725,145           1983          10/24/83        5-30 years          192,007
                                                   -----------                                                         -----------

      Total. . . . . . . . . . . . . . . . .       $43,945,824                                                           2,707,616
                                                   ===========                                                         ===========

- ------------------
Notes:
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately $63,285,503.
        (C) The property is owned and operated by joint venture; see Note 3.
        (D) Reflects reallocation of initial costs between land and buildings and improvements.

                                                                                                           SCHEDULE XI - CONTINUED
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993




(E)   Reconciliation of real estate owned at December 31, 1993, 1992 and 1991:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------
      Balance at beginning of period . . . . . . .    $150,221,424        145,053,568        152,672,684
      Additions. . . . . . . . . . . . . . . . . .       4,658,162          5,167,856            759,435
      Reductions during period (notes 2(b) and 3(b))       (37,989)             --            (8,378,551)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $154,841,597        150,221,424        145,053,568
                                                      ============       ============       ============

(F)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . .    $ 39,584,216         35,391,769         31,605,439
      Depreciation expense . . . . . . . . . . . .       4,361,608          4,192,447          4,420,886
      Reductions during period (notes 2(b) and 3(b))         --                 --              (634,556)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $ 43,945,824         39,584,216         35,391,769
                                                      ============       ============       ============











                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD.-X:

     We have audited the combined financial statements of the Unconsolidated Ventures of JMB Income Properties, Ltd. - X (note 1) as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Unconsolidated Ventures of JMB Income Properties, Ltd. - X as of December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES

                                                      COMBINED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,767,065       836,706
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,962,905     1,558,113
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      353,104       167,055
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,231        52,024
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      418,821         3,065
                                                                                                       ------------   -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,549,126     2,616,963
                                                                                                       ------------   -----------

Investment properties, at cost (notes 1 and 2) -- Schedule XI:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,297,222     3,297,222
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46,568,304    44,737,600
                                                                                                       ------------   -----------

                                                                                                         49,865,526    48,034,822
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,416,849    19,880,120
                                                                                                       ------------   -----------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .   28,448,677    28,154,702
                                                                                                       ------------   -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,266,041     1,432,518
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      693,533       734,693
                                                                                                       ------------   -----------

                                                                                                       $ 34,957,377    32,938,876
                                                                                                       ============   ===========
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES

                                                COMBINED BALANCE SHEETS - CONTINUED


                                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                            ------------------------------------------

                                                                                                           1993           1992
                                                                                                       ------------   -----------

Current liabilities - accounts payable and other accrued expenses. . . . . . . . . . . . . . . . . . . $    262,234       377,884
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,397        42,397
                                                                                                       ------------   -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      304,631       420,281
                                                                                                       ------------   -----------
Partners' capital accounts (note 2):
  JMB Income-X:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49,723,531    49,723,531
    Cumulative net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,221,934     5,816,112
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (35,282,503)  (33,340,812)
                                                                                                       ------------   -----------

                                                                                                         22,662,962    22,198,831
                                                                                                       ------------   -----------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   58,596,794    58,596,794
    Cumulative net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,193    (3,583,300)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (46,643,203)  (44,693,730)
                                                                                                       ------------   -----------

                                                                                                         11,989,784    10,319,764
                                                                                                       ------------   -----------

          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,652,746    32,518,595
                                                                                                       ------------   -----------

Commitments and contingencies (notes 1 and 2)
                                                                                                       $ 34,957,377    32,938,876
                                                                                                       =============  ===========






                                     See accompanying notes to combined financial statements.

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 16,018,958      16,505,774       17,065,309
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,919          72,042          116,981
                                                                                    ------------    ------------     ------------

                                                                                      16,077,877      16,577,816       17,182,290
                                                                                    ------------    ------------     ------------

Expenses (Schedule X):
  Other interest (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --             547,649
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,536,729       1,737,426        2,628,867
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       8,129,765       8,452,374        8,653,592
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         122,680          32,581           18,800
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         263,388         259,587          242,621
  Provision for value impairment (note 2). . . . . . . . . . . . . . . . . . . .           --         22,908,606       28,870,198
                                                                                    ------------    ------------     ------------

                                                                                      10,052,562      33,390,574       40,961,727
                                                                                    ------------    ------------     ------------

          Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,025,315     (16,812,758)     (23,779,437)
                                                                                    ============    ============     ============














                                     See accompanying notes to combined financial statements.

                                                  JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES

                                         COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                                                         VENTURE
                                                                                                    JMB-X                PARTNERS
                                                                                                 -----------          -----------
Balance at December 31, 1990 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $40,071,602           46,795,600

Cash contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             565,237            1,232,590
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,695,198)          (5,196,155)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,945,209)         (16,834,228)
                                                                                                 -----------          -----------

Balance at December 31, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,996,432           25,997,807

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,053,426)          (3,609,460)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,744,175)         (12,068,583)
                                                                                                 -----------          -----------

Balance at December 31, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,198,831           10,319,764

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,941,691)          (1,949,473)
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,405,822            3,619,493
                                                                                                 -----------          -----------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $22,662,962          11,989,784
                                                                                                 ===========          ===========












                                     See accompanying notes to combined financial statements.

                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------     -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,025,315     (16,812,758)     (23,779,437)
Items not providing cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,536,729       1,737,426        2,628,867
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         263,388         259,587          242,621
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .           --         22,908,606       28,870,198
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (186,049)        (40,250)         176,067
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,793           2,534            1,615
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (415,756)          --               --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .          41,160         294,475          296,719
    Current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (115,650)        (25,672)          44,516
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           --            (10,417)         (57,906)
                                                                                    ------------     -----------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . .       7,153,930       8,308,463        8,423,260
                                                                                    ------------     -----------      -----------
Cash flows from investing activities:
  Net (purchases) sales of short-term investments. . . . . . . . . . . . . . . .        (404,792)       (165,088)        (204,847)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .      (1,830,704)       (994,805)      (1,526,720)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (96,911)       (192,482)           --
                                                                                    ------------     -----------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .      (2,332,407)     (1,352,375)      (1,731,567)
                                                                                    ------------     -----------      -----------
Cash flows from financing activities:
  Capital contributed to ventures. . . . . . . . . . . . . . . . . . . . . . . .           --              --           1,797,827
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,891,164)     (6,662,886)      (8,891,353)
                                                                                    ------------     -----------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .      (3,891,164)     (6,662,886)      (7,093,526)
                                                                                    ------------     -----------      -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . .    $    930,359         293,202         (401,833)
                                                                                    ============     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for other interest . . . . . . . . . . . . . . . . . . . . . . . . .    $      --              --             547,649
                                                                                    ============     ===========      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .    $      --             --               --
                                                                                    ============     ===========      ===========

                                     See accompanying notes to combined financial statements.

                       JMB INCOME PROPERTIES, LTD. - X
                        Unconsolidated Ventures

                NOTES TO COMBINED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991


(1)  BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated ventures in which JMB Income Properties, Ltd. - X ("JMB Income-X") owns a direct interest. The entities ("Combined Ventures") included in the combined financial statements are as follows:

                                                     DATE
                                                   ACQUIRED
                                                   --------

            1. Royal Executive Park - I (a)        12/16/83
            2. JMB-40 Broad Street Associates (a)  12/31/85

     (a) Represents the unconsolidated venture in which JMB Income-X owns a direct ownership interest.



     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. Combined Ventures record amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Combined Ventures' policy is to consider any such amounts held with original maturities of three months or less as cash equivalents. At December 31, 1993 and 1992 all the U.S. Government obligations were classified as short-term investments.

     The records of Combined Ventures are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to present the Combined Ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the Combined Ventures.

     Deferred expenses are comprised of deferred leasing costs which are amortized using the straight-line method over the terms of the related leases.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Management fees and reimbursements for out-of-pocket expenses payable to an affiliate of JMB Income-X were approximately $149,000 at December 31, 1993, $163,000 in 1992 and $176,000 in 1991.

                       JMB INCOME PROPERTIES, LTD. - X
                        UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED


     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1992 and 1991 combined financial statements have been reclassified to conform with the 1993 presentation.

     No provision for state or federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3 of Notes to Consolidated Financial Statements of JMB Income-X for the year ended December 31, 1993. Such note is incorporated herein by reference.


(3)  LEASES

     As Property Lessor

     At December 31, 1993, the properties in the combined group consisted of two office buildings. The ventures have determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to fifteen years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit to be received in the future under the above operating leases are as follows:

                   1994. . . . . . .   $10,126,907
                   1995. . . . . . .    10,389,745
                   1996. . . . . . .     9,889,245
                   1997. . . . . . .     9,242,082
                   1998. . . . . . .     5,279,163
                   Thereafter. . . .    17,526,920
                                       -----------

                                       $62,454,062
                                       ===========







                                                             SCHEDULE X

                    JMB INCOME PROPERTIES, LTD. - X
                        UNCONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Depreciation . . . . . .     $ 1,536,729      1,737,426      2,628,867

Repairs and maintenance.       1,699,779      1,701,643      1,510,532

Taxes
  Real Estate. . . . . .       3,599,140      3,917,127      3,947,162
  Other. . . . . . . . .          16,185         16,490         10,045
                             ===========     ==========     ==========

                                                                                                                       SCHEDULE XI
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES



                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993


                                                                           COSTS
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO           GROSS AMOUNT AT WHICH CARRIED
                                        UNCONSOLIDATED VENTURES (A)   TO ACQUISITION                AT END OF PERIOD (B)
                                        ---------------------------   --------------    ------------------------------------------
                                         LAND AND       BUILDINGS       BUILDINGS         LAND AND      BUILDINGS
                                         LEASEHOLD        AND             AND            LEASEHOLD         AND
                        ENCUMBRANCE      INTEREST      IMPROVEMENTS    IMPROVEMENTS       INTEREST     IMPROVEMENTS      TOTAL (C)
                        -----------     -----------    ------------   --------------     ----------    ------------     ----------
 New York, New York.    $     --         13,201,779      55,095,009     (46,506,811)      1,765,195      20,024,782     21,789,977
 Ryebrook, New York.          --          1,532,027      25,575,790         967,732       1,532,027      26,543,522     28,075,549
                        -----------      ----------      ----------     -----------      ----------     -----------     ----------

    Total. . . . . .    $     --         14,733,806      80,670,799     (45,539,079)      3,297,222      46,568,304     49,865,526
                        ===========      ==========      ==========     ===========      ==========     ===========     ==========

                                                                                                           SCHEDULE XI - CONTINUED
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES



                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
                                               DEPRECIATION(D)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
 New York, New York. . . . . . . . . . . . .       $12,944,261           1983          12-31-85        5-30 years        2,236,147
 Ryebrook, New York. . . . . . . . . . . . .         8,472,588           1983          12-16-83        5-30 years        1,362,993
                                                   -----------                                                          ----------

    Total. . . . . . . . . . . . . . . . . .       $21,416,849                                                           3,599,140
                                                   ===========                                                          ==========


- -------------------

Notes:
(A)   The initial cost to the Unconsolidated Venture or Underlying Ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)   The aggregate cost of real estate owned at December 31, 1993 for federal income tax purposes was $58,202,287.

                                                                                                           SCHEDULE XI - CONTINUED
                                                        JMB INCOME PROPERTIES, LTD. - X
                                                      UNCONSOLIDATED VENTURES



                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

(C)   Reconciliation of real estate owned at December 31, 1993, 1992 and 1991:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------
      Balance at beginning of period . . . . . . .    $ 48,034,822         69,948,623         97,263,231
      Additions during period. . . . . . . . . . .       1,830,740            994,805          1,526,720
      Reductions during period (note 2). . . . . .           --           (22,908,606)       (28,841,328)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $ 49,865,526         48,034,822         69,948,623
                                                      ============       ============       ============


(D)   Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . .    $ 19,880,120         18,142,694         15,513,827
       Depreciation expense. . . . . . . . . . . .       1,536,729          1,737,426          2,628,867
                                                      ------------       ------------       ------------

       Balance at end of period. . . . . . . . . .    $ 21,416,849         19,880,120         18,142,694
                                                      ============       ============       ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with, auditors during fiscal year 1992 and 1993.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-X, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Managing General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 12-16 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1989 on Form 10-K (File No. 33-4107) dated March 28, 1990.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows at December 31, 1993:

                                                          SERVED IN
NAME                         OFFICE                       OFFICE SINCE
- ----                         ------                       ------------

Judd D. Malkin               Chairman                       5/03/71
                             Director                       5/03/71
Neil G. Bluhm                President                      5/03/71
                             Director                       5/03/71
Jerome J. Claeys III         Director                       5/09/88
Burton E. Glazov             Director                       7/01/71
Stuart C. Nathan             Executive Vice President       5/08/79
                             Director                       3/14/73
A. Lee Sacks                 Director                       5/09/88
John G. Schreiber            Director                       3/14/73
H. Rigel Barber              Chief Executive Officer        8/01/93
Jeffrey R. Rosenthal         Chief Financial Officer        8/01/93
Gary Nickele                 Executive Vice President       1/01/92
                             General Counsel                2/17/84
Ira J. Schulman              Executive Vice President       6/01/88
Gailen J. Hull               Senior Vice President          6/01/88
Howard Kogen                 Senior Vice President          1/02/86
                             Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Managing General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"),JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Master degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 8-12, "Cash Distributions" at pages 57-59, "Allocation of Profits or Losses for Tax Purposes" at page 59 and "Cash Distributions; Allocations of Profits and Losses" at pages A-7 to A-11 of the Partnership Agreement included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12432) for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993. Reference is also made to Notes 5 and 8 for a description of such transactions, distributions and allocations. In 1993, 1992 and 1991 cash distributions of $0, $0 and $250,000 were paid, respectively to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for the North Hills Mall in North Richland Hills, Texas, the Pasadena Town Square shopping center in Pasadena, Texas, the Collin Creek Mall in Plano, Texas, beginning in fiscal 1985 for the Animas Valley Mall in Farmington, New Mexico and beginning in fiscal 1986 through the date of disposition, December 9, 1991, for the Pylon Plaza Office Building-Phase I
and II in Boca Raton, Florida.   Fees are calculated at 3% of fixed and
percentage rents from Animas Valley Mall, 5% of gross rents from Pylon Plaza, and 4% of fixed and percentage rents from North Hills Mall, Pasadena Town Square and Collin Creek Mall, respectively. In 1993, such affiliate earned property management and leasing fees amounting to $667,066, of which all was paid as of December 31, 1993. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1993 aggregating $83,329 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation of the Partnership's real property investments. In 1993, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $100,924 of which $100,051 was unpaid at December 31, 1993.

     The Partnership is permitted to engaged in various transactions involving affiliates of the Managing General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8-12, "Conflicts of Interest" at pages 12-16 and "Rights, Powers and Duties of General Partners" at pages A-17 to A-20 of the Partnership Agreement included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A and 3-B to the Partnership's Report for December 31, 1989 on Form 10-K (File No. 33-4107) dated March 28, 1990. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b)  The Managing General Partner and its officers and directors own the following Interests of the Partnership:

                                  NAME OF                           AMOUNT AND NATURE
                                 BENEFICIAL                            OF BENEFICIAL                         PERCENT
TITLE OF CLASS                     OWNER                                OWNERSHIP                            OF CLASS
- --------------                   ----------                         -----------------                        --------

Limited Partnership              JMB Realty Corporation             5 Interests                              Less than 1%
    Interests                                                       directly

Limited Partnership              Managing General Partner           5 Interests                              Less than 1%
    Interests                    and its officers and directors     directly
                                 as a group

     No officer or directors of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangements, known to the Partnership, the operations of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

       1. Financial Statements and Supplementary Data (See Index to Financial Statements filed with this annual report)

       2.  Exhibits.

           3-A.* The Prospectus of the Partnership dated June 29, 1983 as supplemented September 12, 1983 and October 21, 1983, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-12, 57-59 and A-7 to A-11 are hereby incorporated herein by reference.

           3-B.* Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference.

           4-A.* Document relating to the mortgage loan secured by the Collin Creek Mall in Plano, Texas is hereby incorporated herein by reference.

           4-B.* Document relating to the mortgage loan secured by the Pasadena Town Square shopping center in Pasadena, Texas is hereby incorporated herein by reference.

           4-C.* Modification document relating to the mortgage loan secured by the Animas Valley Mall in Farmington, New Mexico is hereby incorporated herein by reference.

           10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the 40 Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated December 31, 1985.

           10-B. Acquisition documents relating to the purchase by the Partnership of an interest in the Royal Executive Park office complex in Ryebrook, New York are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated December 30, 1983.

           10-C. Acquisition documents relating to the purchase by the Partnership of the Collin Creek Mall in Plano, Texas are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

           10-D. Acquisition documents relating to the purchase by the Partnership of the North Hills Mall in North Richland Hills, Texas are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

           10-E. Acquisition documents relating to the purchase by the Partnership of the Pasadena Town Square shopping center in Pasadena, Texas are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

           10-F. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the Animas Valley Mall in Farmington, New Mexico are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

           10-G. Sale documents relating to the outparcel sale at the Animas Valley Mall in Farmington, New Mexico a copy of which is filed herewith.

           21.   List of Subsidiaries.

           24.   Powers of Attorney.
       ___________

       * Previously filed as Exhibits 3-A, 3-B, 4-A, 4-B and 4-C, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

           Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

       (b) No Reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.


     No annual report or proxy material for the fiscal year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JMB INCOME PROPERTIES, LTD. - X

                        By: JMB Realty Corporation
                            Managing General Partner


                            GAILEN J. HULL
                        By: Gailen J. Hull
                            Senior Vice President
                        Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By: JMB Realty Corporation


                            JUDD D. MALKIN*
                        By: Judd D. Malkin, Chairman and Director
                        Date:March 25, 1994


                            NEIL G. BLUHM*
                        By: Neil G. Bluhm, President and Director
                        Date:March 25, 1994


                            H. RIGEL BARBER*
                        By: H. Rigel Barber, Chief Executive Officer
                        Date:March 25, 1994


                            JEFFREY R. ROSENTHAL*
                        By: Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                        Date:March 25, 1994


                            GAILEN J. HULL
                        By: Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                        Date:March 25, 1994


                            A. LEE SACKS*
                        By: A. Lee Sacks, Director
                        Date:March 25, 1994


                        By: STUART C. NATHAN*
                            Stuart C. Nathan, Executive Vice President
                              and Director
                        Date:March 25, 1994


                        *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                        By: Gailen J. Hull, Attorney-in-Fact
                        Date:March 25, 1994

                             EXHIBIT INDEX



                                          DOCUMENT
                                        INCORPORATED
                                        BY REFERENCE            Page
                                        ------------            ----
3-A.    Pages 8-12, 57-59 and A-7 to
        A-11 of the Prospectus of the
        Partnership dated June 29, 1983,
        as supplemented September 12,
        1983 and October 21, 1983              Yes

3-B.    Amended and Restated Agreement of
        Limited Partnership                    Yes

4-A.    Mortgage loan documents related
        to Collin Creek Mall                   Yes

4-B.    Mortgage loan documents related
        to Pasadena Town Square
        shopping center                        Yes

4-C.    Mortgage loan modification documents
        related to Animas Valley Mall          Yes

10-A.   Acquisition documents related to
        the 40 Broad Street office building    Yes

10-B.   Acquisition documents related to
        the Royal Executive Park office
        complex                                Yes

10-C.   Acquisition documents related to
        the Collins Creek Mall                 Yes

10-D.   Acquisition documents related to
        the North Hills Mall                   Yes

10-E.   Acquisition documents related to
        the Pasadena Town Square shopping
        center                                 Yes

10-F.   Acquisition documents related to
        the Animas Valley Mall                 Yes

10-G.   Sale documents related to the
        Animas Valley Mall                      No

21.     List of Subsidiaries                    No

24.     Powers of Attorney                      No