Form 10-Q
period 1994-03-31
JMB INCOME PROPERTIES LTD X
filed 1994-05-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994  Commission File No. 0-12140




                 JMB INCOME PROPERTIES, LTD. - X
     (Exact name of registrant as specified in its charter)





       Illinois                            36-3235999
(State of organization)         (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                      60611
(Address of principal executive office)                (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .




PART II  OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . .

Item 6.  Exhibits and Reports on Form 8-K. . . . . .




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                               CONSOLIDATED BALANCE SHEETS

                                          MARCH 31, 1994 AND DECEMBER 31, 1993

                                                       (UNAUDITED)

                                                         ASSETS
                                                         ------
                                                                                                  1994         1993
                                                                                              ------------ -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    466,986   1,061,308
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,753,922   3,189,979
  Rents and other receivables, net of allowance for doubtful accounts of
    $85,062 in 1994 and $113,363 in 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .     750,459     631,960
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     105,334     233,119
  Escrow deposits (note 3(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67,857      18,943
                                                                                              ------------ -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,144,558   5,135,309
                                                                                              ------------ -----------
Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19,777,474  19,826,661
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 135,875,970 135,014,936
                                                                                              ------------ -----------

                                                                                               155,653,444 154,841,597
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45,063,429  43,945,824
                                                                                              ------------ -----------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . 110,590,015 110,895,773
Investment in unconsolidated ventures, at equity (notes 1, 3 and 6). . . . . . . . . . . . . .  22,527,470  22,662,962
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     308,011     344,696
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,994,041   1,866,812
                                                                                              ------------ -----------

                                                                                              $139,564,095 140,905,552
                                                                                              ============ ===========
                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                       ------------------------------------------

                                                                                                  1994         1993
                                                                                              ------------ -----------
Current liabilities:
  Current portion of long-term debt (notes 2(a) and 3(b)). . . . . . . . . . . . . . . . . . .$ 41,658,605  27,294,320
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     687,651     784,617
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,813,433   3,003,805
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     762,472   2,547,126
                                                                                              ------------ -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45,922,161  33,629,868

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,128      31,878
Long-term debt, less current portion (notes 2 and 3(b)). . . . . . . . . . . . . . . . . . . .  32,356,244  46,800,991
                                                                                              ------------ -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  78,304,533  80,462,737

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000       1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,003,192     963,664
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (250,000)   (250,000)
                                                                                              ------------ -----------
                                                                                                   754,192     714,664
                                                                                              ------------ -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . 135,651,080 135,651,080
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17,139,460  15,762,221
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (92,285,170)(91,685,150)
                                                                                              ------------ -----------
                                                                                                60,505,370  59,728,151
                                                                                              ------------ -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . .  61,259,562  60,442,815
                                                                                              ------------ -----------
Commitments and contingencies (notes 2 and 3)
                                                                                              $139,564,095 140,905,552
                                                                                              ============ ===========



                              See accompanying notes to consolidated financial statements.

                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       (UNAUDITED)

                                                                                                   1994         1993
                                                                                                ----------   ---------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $7,755,983   7,490,693
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,688      66,228
                                                                                                ----------   ---------
                                                                                                 7,783,671   7,556,921
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,152,329   2,363,068
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,117,605   1,068,524
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,680,300   3,360,876
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66,290     147,802
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,711      40,773
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,281      41,996
                                                                                                ----------   ---------
                                                                                                 7,101,516   7,023,039
                                                                                                ----------   ---------
         Operating earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     682,155     533,882

Partnership's share of operations of unconsolidated ventures (note 1). . . . . . . . . . . . .     163,184     556,913
                                                                                                ----------   ---------
         Net operating earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     845,339   1,090,795

Gain on sale or disposition of investment properties (note 2(c)) . . . . . . . . . . . . . . .     571,428       --
                                                                                                ----------   ---------
         Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,416,767   1,090,795
                                                                                                ==========   =========
         Net earnings per limited partnership interest (note 1):
           Net operating earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5.41        6.98
           Gain on disposition of investment properties. . . . . . . . . . . . . . . . . . . .        3.77       --
                                                                                                ----------   ---------
         Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     9.18        6.98
                                                                                                ==========   =========
         Cash distributions per limited partnership interest . . . . . . . . . . . . . . . . .  $     4.00       10.00
                                                                                                ==========   =========

                              See accompanying notes to consolidated financial statements.

                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       (UNAUDITED)

                                                                                                  1994         1993
                                                                                              ------------ -----------

Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,416,767   1,090,795
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,117,605   1,068,524
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,711      40,773
    Partnership's share of operations of unconsolidated ventures, net of distributions . . . .       --         52,405
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . . . . . .     135,492       --
    Gain on sale or disposition of investment property . . . . . . . . . . . . . . . . . . . .    (571,428)      --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (118,499)    (46,352)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (48,914)    (39,988)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     127,785     121,620
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (127,229)   (176,935)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (96,966)    (59,567)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (190,372)    150,866
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,784,654) (1,893,481)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --         59,754
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,750)     (9,780)
                                                                                              ------------ -----------

          Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . .    (109,452)    358,634
                                                                                              ------------ -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property, net of selling expenses. . . . . . . . . . .     620,615       --
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . . . . .     436,057   1,186,880
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (861,034)   (812,941)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26)    (28,010)
                                                                                              ------------ -----------

          Net cash provided by investing activities. . . . . . . . . . . . . . . . . . . . . .     195,612     345,929
                                                                                              ------------ -----------
                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                                  1994         1993
                                                                                              ------------ -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (80,462)    (61,563)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (600,020) (1,500,050)
                                                                                              ------------ -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . .    (680,482) (1,561,613)
                                                                                              ------------ -----------

          Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .$    594,322     857,050
                                                                                              ============ ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .$  2,152,329   2,212,202
                                                                                              ============ ===========

  Non-cash investing and financing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      --          --
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

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1994 AND 1993


     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1993, which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Animas Valley Mall Associates ("Animas"). The effect of all transactions between the Partnership and its venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in Royal Executive Park - I ("Royal Executive Park") and JMB-40 Broad Street Associates ("Broad Street"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Royal Executive Park, or of Broad Street.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the three months ended March 31 is summarized as follows:

                            1994                 1993
                   ------------------------------------------
                     GAAP BASISTAX BASIS  GAAP BASISTAX BASIS
                     -------------------  -------------------
Net earnings (loss). $1,416,767  (52,251)  1,090,795 (134,278)
Net earnings (loss)
 per limited partner-
 ship interest . . .       9.18     (.31)       6.98     (.86)
                     ========== ========   ========= ========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less, none at March 31, 1994 and December 31, 1993, respectively, as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  INVESTMENT PROPERTIES

     (a)  Pasadena Town Square Mall

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

     (b)  Collin Creek Mall

     In 1992 and 1993 the Partnership completed the renovation of the food court and main floor common area, added escalators at two locations and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994 the Partnership has commenced a parking lot repair project which will take five years to complete and cost approximately $1,300,000. Such amount will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage note in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in July 1995.

     (c)  North Hills Mall

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

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In 1993, the Partnership completed a mall enhancement program which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost approximately $1,000,000. In addition, the Partnership is in the second year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. Such amounts are partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage loan on the property in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the partnership will obtain a refinancing of the mortgage note which matures in July 1995.

     In February 1994, the Partnership sold its remaining outparcel piece of land to an unaffiliated third party. The purchaser intends to build a restaurant on the site. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain the net sale proceeds in its working capital. The Partnership will recognize a gain of $571,428 for Financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1994.


(3)  VENTURE AGREEMENTS

     (a) General

     The Partnership at March 31, 1994 is a party to three joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Animas Valley Mall

     Operating profits and losses are allocated to the Partnership and the joint venture partner according to their respective contributions to fund operating deficits with any remaining losses allocated to the Partnership.

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the joint venture agreement and management at the property. Under the terms of the settlement, the joint venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The joint venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the joint venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, $300,000 at March 31, 1994, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In April 1992, the Partnership had finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. Subsequent to the end of the quarter, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards the accrued interest at December 31, 1993 (approximately $2,100,000). In addition, the joint venture has agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. There are no assurances that the joint venture will be successful in selling the property at the level whereby it will share in any sale proceeds. The Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

     In December 1993, the Partnership sold an outparcel piece of land to an unaffiliated third party. The purchaser intends to build a bank on the site. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations). The Partnership will retain the net sale proceeds in its working capital reserve.

     (c)  Royal Executive Park

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

     Occupancy of this office building has decreased to 78% compared to 97% at October 31, 1993. As anticipated, during the fourth quarter of 1993 New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term is coterminous with the remainder of its space and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square feet lease. The joint venture and MCI continue to negotiate the terms of a possible modification and extension. However, there can be no assurance that a modification or extension will be executed on economic terms acceptable to the venture.

     (d)  Broad Street

     The Broad Street venture agreement provides that the Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to Broad Street which is 31.44%. The Partnership and the venture partner (JMB Income Properties, Ltd. - XII, a partnership sponsored by the Managing General Partner of the Partnership) are current with respect to their required capital contributions to Broad Street.

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

     Occupancy is 80% at March 31, 1994 at Broad Street in New York, New York.

Overall cash flow returns for this property for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993.
However, subtenants occupying approximately 21,000 square feet whose leases also expired in September 1993 have held over while Broad Street continues to negotiate leases with them. Furthermore, Broad Street has renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its existing lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. In order to enhance the building's competitive position in the marketplace, the joint venture partners are proceeding with certain modest upgrades to the building's main lobby and elevators. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years.


(4)  PARTNERSHIP AGREEMENT

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

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through December 31, 1993, a portion of the General Partners' distributions have been deferred (note 5).

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

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended March 31, 1994 and 1993 are as follows:
                                                   Unpaid at
                               1994       1993  March 31, 1994
                             --------   -----------------------

Property management and
 leasing fees. . . . .       $164,303    188,073        --
Insurance commissions.          --         6,270        --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . .            567      4,422        --
                             --------    -------      ------
                             $164,870    198,765        --
                             ========    =======      ======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1993 and through the first quarter of 1994, such costs aggregated $100,051 and $22,807, respectively, of which $105,748 were unpaid at March 31, 1994.

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,419,707 at March 31, 1994 (approximately $63 per interest). In addition, the General Partners have deferred certain sale proceeds of $241,080 from the Partnership as more fully described in note 4. All amounts due to the General Partner do not bear interest and are expected to be paid if allowable periods in accordance with the Partnership Agreement, from cash generated from future operations and sales.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

      The summary income statement information for the Royal Executive Park and Broad Street ventures for the three months ended March 31, 1994 and 1993 is as follows:
                                           1994       1993
                                       ----------- ----------

     Total income. . . . . . . . . . . .$2,913,429  3,756,481
                                        ========== ==========
     Operating earnings. . . . . . . . .$  466,738  1,368,699
                                        ========== ==========
     Net earnings to Partnership . . . .$  227,605    556,913
                                        ========== ==========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $467,000. Such funds and short-term investments of approximately $2,754,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and any payments to the Animas Venture Partner should the property be disposed of as discussed below. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $6,763,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $4,776,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993.
However, subtenants occupying approximately 21,000 square feet whose leases also expired in September 1993 have held over while Broad Street continues to negotiate leases with them. Furthermore, Broad Street has renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its existing lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years.

     In 1993, the Partnership completed the renovation at the Collin Creek Mall's food court and main floor common area, added escalators at two locations, and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994, the Partnership will commence a parking lot repair project which will take five years to complete and cost approximately $1,300,000. The work scheduled to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their leases. The Partnership is currently seeking a refinancing of the mortgage note in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in July 1995.

     The Partnership continues to explore the replacement of a major tenant at the North Hills Mall which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the replacement and/or addition of the major tenant(s) without an outside source of capital. The Partnership is exploring its alternatives in this regard. However, there can be no assurance that such replacement and/or addition will ultimately occur. In 1993, the Partnership completed a mall enhancement program at the North Hills Mall which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost was approximately $1,000,000. In addition, the Partnership is in the second year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. The work scheduled to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing of the mortgage loan on North Hills Mall in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note which matures in July 1995. In February 1994, the Partnership sold its sole remaining outparcel piece of land to an unaffiliated third party. The purchaser intends to build a restaurant on the site. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership has retained the net sale proceeds in its working capital.

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

     Regarding Animas Valley Mall, the Partnership commenced an action against the venture partner seeking a declaration that the joint venture partner had forfeited its interest in the joint venture, dissolution of the joint venture, and continuation of the joint venture's business by the Partnership. In addition, the joint venture partner, in turn, filed in February, 1991 a counterclaim lawsuit against the Partnership and the affiliated property manager alleging breaches of the joint venture agreement and mismanagement of the property. In April 1992, the Partnership and the joint venture partner settled their respective legal claims. Under the terms of the settlement, the unaffiliated venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, $300,000 at March 31, 1994, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the Partnership had finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. Subsequent to the end of the quarter, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of the maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards the accrued interest at December 31, 1993 (approximately $2,100,000). In addition, the joint venture has agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of the loan of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. There are no assurances that the joint venture will be successful in selling the property at a level whereby it will share in any sale proceeds. The Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

     In December 1993, the Partnership sold an outparcel of land at the Animas Valley Mall to an unaffiliated third party. The purchaser intends to build a bank on the site. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations). The Partnership has retained the net sale proceeds as working capital.

     Occupancy of the Royal Executive Park I office building decreased to 78% from 97% in the previous year. As anticipated, during the fourth quarter of 1993 New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term is coterminous with the remainder of its space and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square feet lease. The joint venture and MCI continue to negotiate the terms of a possible modification and extension. However, there can be no assurance that a modification or extension will be executed on economic terms acceptable to the venture. The Southern Westchester County office market (the competitive market for the building) is extremely competitive with a current vacancy rate of 19%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow will be significantly reduced as a result of the lease expiration and subsequent move-out of New York Telephone. In addition, the property cash flow will be adversely affected by the increased vacancy.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital including the reduction in regular quarterly distributions to partners as described above. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

RESULTS OF OPERATIONS

     The aggregate reduction in cash and cash equivalents and short-term investments, and related increase in buildings and improvements at March 31, 1994 as compared to December 31, 1993 is primarily due to the Partnership's use of funds for renovations at certain of the Partnership's investment properties as discussed above.

     The increase in rents and other receivables as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of rental receipts at certain of the Partnership's properties.

     The decrease in the balance of prepaid expenses at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of real estate taxes from escrow deposits at Animas Valley Mall. See Note 3(b).

     The increase in accrued rents receivable at March 31, 1994 as compared to December 31, 1993 is primarily due to the Partnership accruing prorated rental income on a straight-line basis at certain of the Partnership's investment properties.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt less current portion at March 31, 1994 as compared to December 31, 1993 is primarily due to the reclassification of the $14,487,631 mortgage note scheduled to mature January 1995 at the Pasadena Town Square investment property. See discussion above and in Note 2(a).

     The decrease in accounts payable at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of expenses at certain of the Partnership's investment properties.

     The decrease in accrued interest at March 31, 1994 as compared to December 31, 1993 and the related decrease in mortgage and other interest for the three months ended March 31, 1994 as compared to the same period in 1993 is primarily due to the amended debt agreement at the Animas Valley Mall investment property. See Note 3(b).

     The decrease in accrued real estate taxes at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in rental income for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily the result of increased occupancy at the North Hills Mall.

     The decrease in interest income for the three months ended March 31, 1994 as compared to the same period in 1993 is primarily due to the decrease in the Partnership's average balance in U.S. Government obligations in 1994 as discussed above and lower average return on such investments.

     Property operating expenses increased in the three months ended March 31, 1994 as compared to the same period in 1993 primarily due to higher repairs and maintenance expenses at certain of the Partnership's investment properties which are partially recoverable from tenants.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1994 as compared to the same period in 1993 is due primarily to the decrease in occupancy at the Royal Executive Park investment property.

     The gain of $571,428 on disposition of investment property during 1994 is the result of the outparcel sale at the North Hills Mall as more fully described in Note 2(c).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                  1993                         1994
                                                      -------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills, Texas (a). . . . . . . . .      92%    91%    95%     99%    95%

2.  Pasadena Town Square
      Pasadena, Texas. . . . . . . . . . . . . . . . .      85%    85%    85%     85%    84%

3.  Collin Creek Mall
      Plano, Texas . . . . . . . . . . . . . . . . . .      92%    94%    93%     96%    92%

4.  Animas Valley Mall
      Farmington, New Mexico . . . . . . . . . . . . .      90%    90%    90%     90%    90%

5.  Royal Executive Park
      Ryebrook, New York (b) . . . . . . . . . . . . .      97%    97%    97%     78%    78%

6.  40 Broad Street
      New York, New York . . . . . . . . . . . . . . .      82%    82%    67%     79%    80%

- - -----------------

(a)  The occupancy has been restated for the first quarter 1993 to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 84%
at June 30, 1993, 86% at September 30, 1993, 88% at December 31, 1993 and 87% at March 31, 1994.

(b)  A major tenant has vacated a major portion of its space; however, the tenant continued to pay rent pursuant to the terms of the lease until expiration in October 1993.  Therefore, the rent paying occupancy remained at 100% until October 1993.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

   Response:

   (a)  Exhibits:

        4-A. Document relating to the mortgage loan secured by the Collin Creek Mall in Plano, Texas is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

        4-B. Document relating to the mortgage loan secured by the Pasadena Town Square shopping center in Pasadena, Texas is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

        4-C. Modification document relating to the mortgage loan secured by the Animas Valley Mall in Farmington, New Mexico is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

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

        10-G. Sale documents relating to the outparcel sale at the Animas Valley Mall in Farmington, New Mexico are hereby incorporated by reference to the Partnerships report for December 31, 1993 on Form 10-K (File No. 0-12432) dated March 25, 1994.

        10-H. Sale documents relating to the outparcel sale at the North Hills Mall in North Richard Hills, Texas are hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12432) dated March 25, 1994.

   (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                           SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - X

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:May 11, 1994