Form 10-Q
period 1994-06-30
JMB INCOME PROPERTIES LTD X
filed 1994-08-15
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994   Commission File No. 0-12140




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
Yes  X   No

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .     16




PART II  OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . .     22

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     23




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                               CONSOLIDATED BALANCE SHEETS

                                           JUNE 30, 1994 AND DECEMBER 31, 1993

                                                       (UNAUDITED)

                                                         ASSETS
                                                         ------
                                                                                                  1994         1993
                                                                                              ------------ -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  2,520,713   1,061,308
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,196,183   3,189,979
  Rents and other receivables, net of allowance for doubtful accounts of
    $93,679 in 1994 and $113,363 in 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .     541,920     631,960
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --        233,119
  Escrow deposits (note 3(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,933      18,943
                                                                                              ------------ -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,291,749   5,135,309
                                                                                              ------------ -----------
Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19,777,474  19,826,661
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 136,729,057 135,014,936
                                                                                              ------------ -----------

                                                                                               156,506,531 154,841,597
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46,184,394  43,945,824
                                                                                              ------------ -----------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . 110,322,137 110,895,773
Investment in unconsolidated ventures, at equity (notes 1, 3 and 6). . . . . . . . . . . . . .  22,509,027  22,662,962
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     283,725     344,696
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,121,269   1,866,812
                                                                                              ------------ -----------

                                                                                              $140,527,907 140,905,552
                                                                                              ============ ===========
                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                       ------------------------------------------

                                                                                                  1994         1993
                                                                                              ------------ -----------
Current liabilities:
  Current portion of long-term debt (notes 2(a) and 3(b)). . . . . . . . . . . . . . . . . . .$ 41,642,758  27,294,320
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     843,940     784,617
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,902,263   3,003,805
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,326,251   2,547,126
                                                                                              ------------ -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46,715,212  33,629,868

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,191      31,878
Long-term debt, less current portion (notes 2 and 3(b)). . . . . . . . . . . . . . . . . . . .  32,310,146  46,800,991
                                                                                              ------------ -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  79,050,549  80,462,737

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000       1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,035,904     963,664
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (250,000)   (250,000)
                                                                                              ------------ -----------
                                                                                                   786,904     714,664
                                                                                              ------------ -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . 135,651,080 135,651,080
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17,924,564  15,762,221
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (92,885,190)(91,685,150)
                                                                                              ------------ -----------
                                                                                                60,690,454  59,728,151
                                                                                              ------------ -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . .  61,477,358  60,442,815
                                                                                              ------------ -----------
Commitments and contingencies (notes 2 and 3)
                                                                                              $140,527,907 140,905,552
                                                                                              ============ ===========



                              See accompanying notes to consolidated financial statements.

                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                       (UNAUDITED)
                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  ------------------------------------------------------
                                                                         1994         1993        1994        1993
                                                                     ------------  ---------- ------------------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,356,489   7,307,873   15,112,472  14,798,566
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .       34,806      23,456       62,494      89,684
                                                                       ----------   ---------   ----------  ----------
                                                                        7,391,295   7,331,329   15,174,966  14,888,250
                                                                       ----------   ---------   ----------  ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . .    2,048,754   2,361,368    4,201,083   4,724,436
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,120,965   1,068,524    2,238,570   2,137,048
  Property operating expenses. . . . . . . . . . . . . . . . . . . .    3,499,887   3,476,204    7,180,187   6,837,080
  Professional services. . . . . . . . . . . . . . . . . . . . . . .       44,760      19,068      111,050     166,870
  Amortization of deferred expenses. . . . . . . . . . . . . . . . .       37,270      41,919       73,981      82,692
  General and administrative . . . . . . . . . . . . . . . . . . . .       86,633     121,630      134,914     163,626
                                                                       ----------   ---------   ----------  ----------
                                                                        6,838,269   7,088,713   13,939,785  14,111,752
                                                                       ----------   ---------   ----------  ----------
         Operating earnings. . . . . . . . . . . . . . . . . . . . .      553,026     242,616    1,235,181     776,498
Partnership's share of operations of unconsolidated
  ventures (note 1). . . . . . . . . . . . . . . . . . . . . . . . .      264,790     729,972      427,974   1,286,885
                                                                       ----------   ---------   ----------  ----------
         Net operating earnings. . . . . . . . . . . . . . . . . . .      817,816     972,588    1,663,155   2,063,383
Gain on sale or disposition of investment properties (note 2(c)) . .        --          --         571,428       --
                                                                       ----------   ---------   ----------  ----------
         Net earnings. . . . . . . . . . . . . . . . . . . . . . . .   $  817,816     972,588    2,234,583   2,063,383
                                                                       ==========   =========   ==========  ==========
         Net earnings per limited partnership interest (note 1):
           Net operating earnings. . . . . . . . . . . . . . . . . .   $     5.24        6.22        10.65       13.21
           Gain on disposition of investment properties. . . . . . .        --          --            3.77       --
                                                                       ----------   ---------   ----------  ----------
         Net earnings. . . . . . . . . . . . . . . . . . . . . . . .   $     5.24        6.22        14.42       13.21
                                                                       ==========   =========   ==========  ==========
         Cash distributions per limited partnership interest . . . .   $     4.00        4.00         8.00       14.00
                                                                       ==========   =========   ==========  ==========

                              See accompanying notes to consolidated financial statements.

                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                       (UNAUDITED)

                                                                                                   1994        1993
                                                                                               -----------  ----------

Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,234,583   2,063,383
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,238,570   2,137,048
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      73,981      82,692
    Partnership's share of operations of unconsolidated ventures, net of distributions . . . .     153,935    (316,082)
    Gain on sale or disposition of investment property . . . . . . . . . . . . . . . . . . . .    (571,428)      --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90,040     698,444
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,990)    (13,457)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     233,119    (199,004)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (254,457)   (449,573)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,323     429,716
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (101,542)    302,053
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,220,875) (1,328,349)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --       (212,778)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,687)    (10,058)
                                                                                                ---------- -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .   2,914,572   3,184,035
                                                                                                ---------- -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property, net of selling expenses. . . . . . . . . . .     620,615       --
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . . . . .     993,796     815,877
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,714,121) (2,100,382)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,010)    (42,619)
                                                                                                ---------- -----------

          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .    (112,720) (1,327,124)
                                                                                                ---------- -----------
                                             JMB INCOME PROPERTIES, LTD. - X
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                                   1994        1993
                                                                                                ---------- -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (142,407)   (125,148)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,200,040) (2,100,070)
                                                                                                ---------- -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . .  (1,342,447) (2,225,218)
                                                                                                ---------- -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .  $1,459,405    (368,307)
                                                                                                ========== ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $4,201,083   4,422,383
                                                                                                ========== ===========

  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . .  $    --          --
                                                                                                ========== ===========



















                              See accompanying notes to consolidated financial statements.

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the six months ended June 30 is summarized as follows:

                         1994                      1993
           ----------------------------------------------------
              GAAP BASIS    TAX BASIS   GAAP BASIS    TAX BASIS
              ----------    ---------   ----------    ---------
Net earnings
 (loss). . . .$2,234,583     (104,502)   2,063,383     (268,556)
Net earnings
 (loss) per
 limited partner-
 ship interest     14.42         (.62)       13.21        (1.72)
              ==========     ========    =========     ========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less, ($1,831,905 at June 30, 1994 and none at December 31, 1993, respectively), as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(2)  INVESTMENT PROPERTIES

     (a)  Pasadena Town Square Mall

     The Partnership continues to explore the possibility of adding another major department store to the Pasadena Town Square. In order to add another department store at this center, the Partnership may need to commit a substantial amount of capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the addition of a department store without an alternative source of capital. The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the property. There is no assurance that the addition of a department store will ultimately occur.

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

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on the property in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing and/or extension of the mortgage note which matures in January 1995.

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

     The Partnership has entered into a non-binding letter of intent to sell its interest in the Collin Creek Mall. The prospective purchaser (an independent third party) is currently conducting its due diligence review with respect to the shopping center and the proposed transaction and is expected to complete such review by the middle of August, 1994. Upon the completion of such review, assuming that the transaction is to proceed, the Partnership and the prospective purchaser would enter into a binding agreement for the sale of the Partnership's interest in the shopping center, with the closing of the transaction expected to be in the fall of 1994. The Partnership has agreed that, provided that the prospective purchaser is proceeding in good faith with respect to the proposed transaction, until August 15, 1994 and during the term of an executed sale agreement, the Partnership will not offer to sell to a third-party or solicit from a third-party any offers to purchase or finance the Partnership's interest in the shopping center or negotiate with a third-party for the sale, financing or disposition of the Partnership's interest in the shopping center. Accordingly, the Partnership has ceased its efforts to seek a refinancing of the mortgage loan (which has a maturity of July 1995) secured by its interest in the shopping center. The letter of intent executed by the Partnership and the prospective purchaser is non-binding with respect to the sale of the Partnership's interest in the shopping center, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including the satisfactory completion by the purchaser of

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


its due diligence review and the negotiation and execution of a sale agreement. Therefore, there can be no assurance that a sale will be consummated on any terms.

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

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on the property in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the partnership will obtain a refinancing and/or extension of the mortgage note which matures in July 1995.

     In February 1994, the Partnership sold its remaining land outparcel to an unaffiliated third party. The purchaser is building a restaurant on the site which is expected to open in the third quarter of 1994. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain the net sale proceeds in its working capital. The Partnership will recognize a gain of $571,428 for Financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1994.

(3)  VENTURE AGREEMENTS

     (a) General

     The Partnership at June 30, 1994 is a party to three joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the joint venture agreement and management of the property. Under the terms of the settlement, the joint venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The joint venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the joint venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, $300,000 at June 30, 1994, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture had paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1993 (approximately $2,100,000). In addition, the joint venture has agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership will commence actively marketing the property for sale within the next sixty days. There are no assurances that the joint venture will be successful in selling the property at the level whereby it will share in any sale proceeds. The Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

     In December 1993, the joint venture sold a land outparcel to an unaffiliated third party. The purchaser intends to build a bank on the site. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations). The joint venture has retained the net sale proceeds in its working capital reserve.

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Royal Executive Park

     Annual cash flow is distributed 49.9% to the Partnership and 50.1% to the joint venture partner. However, since the joint venture partner did not receive $2,605,200 of cash flow for each of the initial five years, the joint venture partner will be entitled to receive such deficiency, up to a total of $400,000 from annual cash flow, if any, available for distribution to the partners after the Partnership and the joint venture partners have received $2,594,800 and $2,605,200, respectively, per annum. Operating profits and losses are generally allocated to the joint venture partners in the same ratio that annual cash flow is distributed to the partners.

     The joint venture agreement further provides that proceeds from sale or refinancing of the complex will be distributed 49.9% to the Partnership and 50.1% to the joint venture partner.

     The property has been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, it is expected that an affiliate of the General Partners will assume the leasing responsibilities for the property in the near term. Currently, an independent leasing agent performs such duties.

     Occupancy of this office building has decreased to 78% compared to 97% at October 31, 1993. As anticipated, during the fourth quarter of 1993 New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in April, 1998 and provides for an effective rental rate at market, which is substantially less than the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its prior lease expiration date of March 31, 1998 on its 180,000 square foot lease. During the quarter, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture has agreed to provide funds to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and contribution towards enhancement of its space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The costs associated with MCI's expansion and modification are expected to be paid for from cash on hand generated in 1993 and the cash generated by the property in 1994.

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

     Occupancy is 86% at June 30, 1994 at Broad Street in New York, New York. Overall cash flow returns for this property for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993.
However, subtenants occupying approximately 21,000 square feet whose leases also expired in September 1993 have held over while Broad Street continues to negotiate leases with them. Furthermore, Broad Street has renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its existing lease. The joint venture will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. In order to enhance the building's competitive position in the marketplace, the joint venture partners are proceeding with certain modest upgrades to the building's main lobby and elevators. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years.

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

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through June 30, 1994, a portion of the General Partners' distributions have been deferred (note 5).

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 1994 and 1993 are as follows:
                                                   Unpaid at
                               1994       1993   June 30, 1994
                             --------   -------- -------------

Property management and
 leasing fees. . . . .       $332,241    359,554       5,526
Insurance commissions.         38,087     79,576        --
Reimbursement (at cost) for
 out-of-pocket expenses        11,527      8,968        --
                             --------    -------      ------
                             $381,855    448,098       5,526
                             ========    =======      ======

                 JMB INCOME PROPERTIES, LTD. - X
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1993 and through the second quarter of 1994, such costs aggregated $100,051 and $45,827, respectively, of which $111,445 and $11,394 were unpaid at June 30, 1994 and at the date of this report, respectively.

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,486,376 at June 30, 1994 (approximately $63 per interest). In addition, the General Partners have deferred certain sale proceeds of $241,080 from the Partnership as more fully described in note 4. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

      The summary income statement information for the Royal Executive Park and Broad Street ventures for the six months ended June 30, 1994 and 1993 is as follows:

                                            1994      1993
                                        ----------  ---------

     Total income. . . . . . . . . . . .$6,282,229  8,041,793
                                        ==========  =========
     Operating earnings. . . . . . . . .$  969,345  3,365,935
                                        ==========  =========
     Net earnings to Partnership . . . .$  427,974  1,286,885
                                        ==========  =========

(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,500,000. Such funds and short-term investments of approximately $2,200,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and any payments to the Animas Venture Partner should the property be disposed of as discussed below. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $3,673,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $6,061,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     In 1993, the Partnership completed the renovation at the Collin Creek Mall's food court and main floor common area, added escalators at two locations, and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994, the Partnership has commenced a parking lot repair project which will take five years to complete and cost approximately $1,300,000. The work to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their lease.

     The Partnership has entered into a non-binding letter of intent to sell its interest in the Collin Creek Mall. The prospective purchaser is currently conducting its due diligence review with respect to the shopping center and the proposed transaction and is expected to complete such review by the middle of August, 1994. Upon the completion of such review, assuming that the transaction is to proceed, the Partnership and the prospective purchaser would enter into a binding agreement for the sale of the Partnership's interest in the shopping center, with the closing of the transaction expected to be in the fall of 1994. The Partnership has agreed that, provided that the prospective purchaser is proceeding in good faith with respect to the proposed transaction, until August 15, 1994 and during the term of an executed sale agreement, the Partnership will not offer to sell to a third-party or solicit from a third-party any offers to purchase or finance the Partnership's interest in the shopping center or negotiate with a third-party for the sale, financing or disposition of the Partnership's interest in the shopping center.

Accordingly, the Partnership has ceased its efforts to seek a refinancing of the mortgage loan (which has a maturity of July 1995) secured by its interest in the shopping center. The letter of intent executed by the Partnership and the prospective purchaser is non-binding with respect to the sale of the Partnership's interest in the shopping center, and consummation of the proposed transaction is subject to the satisfaction of various conditions, review and the negotiation and execution of a sale agreement. Therefore, there can be no assurance that a sale will be consummated on any terms.

     The Partnership continues to explore the replacement of a major tenant at the North Hills Mall which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the replacement and/or addition of the major tenant(s) without an outside source of capital. The Partnership is exploring its alternatives in this regard. However, there can be no assurance that such replacement and/or addition will ultimately occur. In 1993, the Partnership completed a mall enhancement program at the North Hills Mall which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost was approximately $1,000,000. In addition, the Partnership is in the second year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. The work to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on North Hills Mall in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing and/or extension of the mortgage note which matures in July 1995. In February 1994, the Partnership sold its sole remaining land outparcel to an unaffiliated third party. The purchaser is building a restaurant on the site which is expected to open in the third quarter of 1994. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership has retained the net sale proceeds in its working capital.

     The Pasadena Town Square trade area population consists primarily of lower to moderate income residents. The local economy had been severely affected by the recent nationwide recession and has been slower to recover. Many of the trade area residents are employed by local petro-chemical plants which continue to reduce their labor force as that industry continues to restructure and consolidate in order to be more competitive. In addition, the property has been subjected to increased competition for shoppers and tenants from new and recently renovated retail properties within the trade area. As a result, tenant sales at the property have decreased over the last several years and year-to-date in 1994. In 1994 and 1995, tenant leases covering approximately 76,000 square feet or approximately 31% of the Partnership's owned leasable square footage, expire. Due to recent poor sales performance, many of these tenants are electing not to renew their leases or are renewing at lower rental rates. In fact, occupancy of the property has declined to 80% at June 30, 1994 down from 85% at December 31, 1993. Therefore, the property's cash flow from operations prior to capital expenditures is expected to decline in 1994 and thereafter for a period of time as compared to previous years. The Partnership is taking measures to attempt to stem recent operating declines at the property. Such measures include, as discussed more fully below, the performance of certain enhancement programs and the possible addition of a third major department store. There are no assurances, however, that the enhancement programs or the addition of another major department store, if it occurs, will have an immediate positive impact on occupancy or the rental rates achieved upon releasing vacant or expiring space at the property. The Partnership continues to explore the possibility of adding another major department store to the Pasadena Town Square. In order to add another department store at this center, the Partnership may need to commit a substantial amount of capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the addition of a department store without an alternative source of capital. The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the property. There is no assurance that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which includes a food court remodel. The program is expected to cost approximately $500,000 with completion during 1994. In addition, commencing in 1994 and continuing for the next four years, the Partnership is undertaking a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. The work to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their leases. The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on Pasadena Town Square in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing and/or extension of the mortgage note which matures in January 1995.

     In April 1992, the Partnership and the joint venture partner settled certain legal disputes regarding the Animas joint venture agreement and management of the property. Under the terms of the settlement, the unaffiliated venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, $300,000 at March 31, 1994, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture had paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of the maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards the interest accrued as of December 31, 1993 (approximately $2,100,000). In addition, the joint venture has agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of the loan of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership will commence actively marketing the property for sale within the next sixty days. There are no assurances that the joint venture will be successful in selling the property at a level whereby it will share in any sale proceeds. The Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

     In December 1993, the joint venture sold a land outparcel at the Animas Valley Mall to an unaffiliated third party. The purchaser intends to build a bank on the site. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations). The joint venture has retained the net sale proceeds as working capital.

     Occupancy of the Royal Executive Park I office building decreased to 78% from 97% in the previous year. As anticipated, during the fourth quarter of 1993 New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in April, 1998 and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square feet lease. During the quarter, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture has agreed to provide funds to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and contribution towards enhancement of its space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The costs associated with MCI's expansion and modification are expected to be paid for from cash generated in 1993 and the cash generated by the property in 1994. The property has been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, it is expected that an affiliate of the General Partners will assume the leasing responsibilities for the property in the near term. Currently, an independent leasing agent performs such duties. The Southern Westchester County office market (the competitive market for the building) is extremely competitive with a current vacancy rate of 21%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow will be significantly reduced as a result of the lease expiration and subsequent move-out of New York Telephone, and the modification and extension of MCI's lease. In addition, the property cash flow will be adversely affected by the increased vacancy.

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

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments, at June 30, 1994 as compared to December 31, 1993 is primarily due to the increased revenues at Collin Creek Mall as a result of increased percentage rents and due to increased occupancy at the North Hills Mall. This increase is partially offset by the related increase in buildings and improvements at June 30, 1994 as compared to December 31, 1993 that is primarily due to the Partnership's use of funds for renovations at certain of the Partnership's investment properties as discussed above.

     The decrease in rents and other receivables as of June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of rental receipts at certain of the Partnership's properties.

     The decrease in the balance of prepaid expenses at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of real estate taxes from escrow deposits at Animas Valley Mall.

     The increase in accrued rents receivable at June 30, 1994 as compared to December 31, 1993 is primarily due to the Partnership accruing prorated rental income on a straight-line basis at certain of the Partnership's investment properties.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt less current portion at June 30, 1994 as compared to December 31, 1993 is primarily due to the reclassification of the $14,466,458 mortgage note that is scheduled to mature January 1995 at the Pasadena Town Square investment property, as discussed above and in Note 2(a).

     The decrease in accrued interest at June 30, 1994 as compared to December 31, 1993 and the related decrease in mortgage and other interest for the three and six months ended June 30, 1994 as compared to the same period in 1993 is primarily due to the amended debt agreement at the Animas Valley Mall investment property. See Note 3(b).

     The decrease in accrued real estate taxes at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in rental income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily the result of increased occupancy at the North Hills Mall partially offset in the second quarter due to decreased occupancy at the Pasadena Town Square Shopping Center as discussed above.

     The decrease in interest income for the six months ended June 30, 1994 as compared to the same period in 1993 is primarily due to the decrease in the Partnership's average balance in U.S. Government obligations in 1994 as discussed above and lower average return on such investments in the first quarter of 1994. The increase in interest income for the three months ended June 30, 1994 as compared to the same period in 1993 is primarily due to a modest increase in interest rates during the second quarter of 1994.

     Property operating expenses increased in the three and six months ended June 30, 1994 as compared to the same period in 1993 primarily due to higher repairs and maintenance expenses at certain of the Partnership's investment properties which are partially recoverable from tenants.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1994 as compared to the same period in 1993 is due primarily to the decrease in occupancy at the Royal Executive Park investment property.

     The gain of $571,428 on disposition of investment property during 1994 is the result of the outparcel sale at the North Hills Mall as more fully described in Note 2(c).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                  1993                         1994
                                                      -------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills, Texas (a). . . . . . . . .      92%    91%    95%     99%    95%    95%

2.  Pasadena Town Square
      Pasadena, Texas. . . . . . . . . . . . . . . . .      85%    85%    85%     85%    84%    80%

3.  Collin Creek Mall
      Plano, Texas . . . . . . . . . . . . . . . . . .      92%    94%    93%     96%    92%    91%

4.  Animas Valley Mall
      Farmington, New Mexico . . . . . . . . . . . . .      90%    90%    90%     90%    90%    90%

5.  Royal Executive Park
      Ryebrook, New York (b) . . . . . . . . . . . . .      97%    97%    97%     78%    78%    78%

6.  40 Broad Street
      New York, New York . . . . . . . . . . . . . . .      82%    82%    67%     79%    80%    86%

- - - -----------------

(a)  The occupancy has been restated for the first quarter 1993 to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 84%
at June 30, 1993, 86% at September 30, 1993, 88% at December 31, 1993, 87% at March 31, 1994 and
87% at June 30, 1994.

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

        4-D. Modification document relating to the mortgage loan secured by the Animas Valley Mall in Farmington, New Mexico a copy of which is filed herewith.

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


                 JMB INCOME PROPERTIES, LTD. - X

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:August 12, 1994