Form 10-Q
period 1994-09-30
JMB INCOME PROPERTIES LTD X
filed 1994-11-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994Commission File No. 0-12140




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
Yes  X   No

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations . . . . . . . . . . .     17




PART II  OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . .     23

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     24




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                             CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------
                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $    962,881    1,061,308
  Short-term investments (note 1). . . . . . . . . . . . . . . . .      4,607,937    3,189,979
  Rents and other receivables, net of allowance
    for doubtful accounts of $146,145 in 1994 and
    $113,363 in 1993 . . . . . . . . . . . . . . . . . . . . . . .        429,613      631,960
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .         98,652      233,119
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . . . .         81,630       18,943
                                                                     ------------  -----------
          Total current assets . . . . . . . . . . . . . . . . . .      6,180,713    5,135,309
                                                                     ------------  -----------
Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,777,474   19,826,661
  Buildings and improvements . . . . . . . . . . . . . . . . . . .    137,304,299  135,014,936
                                                                     ------------  -----------
                                                                      157,081,773  154,841,597
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     47,311,572   43,945,824
                                                                     ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . .    109,770,201  110,895,773
Investment in unconsolidated ventures, at equity (notes 1, 3 and 6)    22,325,145   22,662,962
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .        272,836      344,696
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .      2,248,498    1,866,812
                                                                     ------------  -----------

                                                                     $140,797,393  140,905,552
                                                                     ============  ===========
                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                     ------------------------------------------

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current liabilities:
  Current portion of long-term debt
    (notes 2 and 3(b)) . . . . . . . . . . . . . . . . . . . . . .   $ 73,878,175   27,294,320
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        690,341      784,617
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .      2,901,454    3,003,805
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      1,988,953    2,547,126
                                                                     ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . . . .     79,458,923   33,629,868

Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         28,441       31,878
Long-term debt, less current portion
  (notes 2 and 3(b)) . . . . . . . . . . . . . . . . . . . . . . .          --      46,800,991
                                                                     ------------  -----------
        Total liabilities. . . . . . . . . . . . . . . . . . . . .     79,487,364   80,462,737

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . .      1,053,212      963,664
    Cumulative cash distributions. . . . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                     ------------  -----------
                                                                          804,212      714,664
                                                                     ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . .     18,339,947   15,762,221
    Cumulative cash distributions. . . . . . . . . . . . . . . . .    (93,485,210) (91,685,150)
                                                                     ------------  -----------
                                                                       60,505,817   59,728,151
                                                                     ------------  -----------
        Total partners' capital accounts . . . . . . . . . . . . .     61,310,029   60,442,815
                                                                     ------------  -----------
Commitments and contingencies (notes 2 and 3)
                                                                     $140,797,393  140,905,552
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

                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
Income:
  Rental income. . . . . . . . . . . . .     $7,875,413    7,875,144    22,987,885  22,673,710
  Interest income. . . . . . . . . . . .         55,703        5,884       118,197      95,569
                                             ----------    ---------    ----------  ----------
                                              7,931,116    7,881,028    23,106,082  22,769,279
                                             ----------    ---------    ----------  ----------
Expenses:
  Mortgage and other interest. . . . . .      2,046,353    2,359,259     6,247,436   7,083,695
  Depreciation . . . . . . . . . . . . .      1,127,178    1,134,158     3,365,748   3,271,206
  Property operating expenses. . . . . .      3,625,824    3,383,281    10,806,011  10,220,361
  Professional services. . . . . . . . .          1,485       19,810       112,535     186,680
  Amortization of deferred expenses. . .         37,224       41,697       111,205     124,389
  General and administrative . . . . . .         67,299       60,193       202,213     223,819
                                             ----------    ---------    ----------  ----------
                                              6,905,363    6,998,398    20,845,148  21,110,150
                                             ----------    ---------    ----------  ----------
         Operating earnings. . . . . . .      1,025,753      882,630     2,260,934   1,659,129

Partnership's share of operations of
  unconsolidated ventures (note 1) . . .       (593,062)     632,173      (165,088)  1,919,058
                                             ----------    ---------    ----------  ----------
        Net operating earnings . . . . .        432,691    1,514,803     2,095,846   3,578,187

Gain on sale of investment property
  (note 2(c)). . . . . . . . . . . . . .          --           --          571,428       --
                                             ----------    ---------    ----------  ----------
        Net earnings . . . . . . . . . .     $  432,691    1,514,803     2,667,274   3,578,187
                                             ==========    =========    ==========  ==========
                                              JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------

        Net earnings per limited
         partnership interest
         (note 1):
           Net operating earnings. . . .     $     2.76         9.69         13.41       22.90
           Gain on sale of
            investment property. . . . .          --           --             3.77       --
                                             ----------    ---------    ----------  ----------
         Net earnings. . . . . . . . . .     $     2.76         9.69         17.18       22.90
                                             ==========    =========    ==========  ==========
         Cash distributions per
           limited partnership
           interest. . . . . . . . . . .     $     4.00         4.00         12.00       18.00
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

                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                     (UNAUDITED)

                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,667,274    3,578,187
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      3,365,748    3,271,206
    Amortization of deferred expenses. . . . . . . . . . . . . . .        111,205      124,389
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .        337,817     (243,601)
    Gain on sale of investment property. . . . . . . . . . . . . .       (571,428)       --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .        202,347      642,166
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .        (62,687)     (62,159)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .        134,467     (116,671)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       (381,686)  (1,170,201)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        (94,276)     (43,423)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .       (102,351)     453,217
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .       (558,173)    (674,102)
    Other current liabilities. . . . . . . . . . . . . . . . . . .          --        (290,581)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .         (3,437)      (9,358)
                                                                       ----------  -----------

        Net cash provided by operating activities. . . . . . . . .      5,044,820    5,459,069
                                                                       ----------  -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .        620,615        --
  Net sales and maturities (purchases) of short-term investments .     (1,417,958)     504,968
  Additions to investment properties . . . . . . . . . . . . . . .     (2,289,363)  (3,623,118)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .        (39,345)     (59,789)
                                                                       ----------  -----------

        Net cash used in investing activities. . . . . . . . . . .     (3,126,051)  (3,177,939)
                                                                       ----------  -----------
                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                          1994         1993
                                                                       ----------  -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .       (217,136)    (190,819)
  Distributions to limited partners. . . . . . . . . . . . . . . .     (1,800,060)  (2,700,090)
                                                                       ----------  -----------

          Net cash used in financing activities. . . . . . . . . .     (2,017,196)  (2,890,909)
                                                                       ----------  -----------

          Net decrease in cash and cash
            equivalents. . . . . . . . . . . . . . . . . . . . . .     $   98,427      609,779
                                                                       ==========  ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .     $6,349,787    6,630,478
                                                                       ==========  ===========

  Non-cash investing and financing activities. . . . . . . . . . .     $    --           --
                                                                       ==========  ===========


















                            See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1994 AND 1993

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the nine months ended September 30 is summarized as follows:

                           1994                  1993
                ----------------------------------------------
                  GAAP BASIS  TAX BASIS GAAP BASIS  TAX BASIS
                  ----------  --------- ----------  ---------
Net earnings
 (loss). . . .    $2,667,274   (156,753) 3,578,187   (402,834)
Net earnings
 (loss) per
 limited
 partnership
 interest. . .    $    17.18       (.93)     22.90      (2.58)
                  ==========   ========  =========   ========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less, (none at September 30, 1994 and December 31, 1993), as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  INVESTMENT PROPERTIES

     (a)  Pasadena Town Square Mall

     The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the property. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the addition of a department store without an alternative source of capital. The Partnership believes that the addition of another department store to this property would enhance the position at this property within the immediate retail market resulting in improved operating results. There is no assurance, however, that the addition of a department store will ultimately occur.

     In 1993, the Partnership commenced a minor mall enhancement program which includes a food court remodel. The program is expected to cost approximately $500,000 and is substantially complete as of the third quarter with completion expected in 1994. In addition, commencing in 1994 and continuing for the next four years, the Partnership is undertaking a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. Such amount will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on the property in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing and/or extension of the mortgage note which matures in January 1995.

     (b)  Collin Creek Mall

     In 1992 and 1993 the Partnership completed the renovation of the food court and main floor common area, added escalators at two locations and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994 the Partnership has commenced a parking lot repair project which is expected to take five years to complete and cost approximately $1,300,000. Such amount will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership had entered into a non-binding letter of intent to sell its interest in the Collin Creek Mall. The prospective purchaser (an independent third party) has completed its due diligence review with respect to the shopping center and the proposed transaction. During the quarter, the Partnership reached an agreement in principle to sell the shopping center. As stated in the Management's Progress Report dated February 28, 1994, the estimated current market value of the Partnership's net assets as of December 31, 1993 was $760 per original $1,000 Limited Partnership Interest. The Partnership's interest in Collin Creek Mall represented in excess of 50% of that amount. The Partnership and prospective purchaser are negotiating the terms of the binding contract. The Partnership expects to execute a contract for the sale of the shopping mall within the next few weeks. If a contract is executed, the Partnership expects the sale to close by the end of the year. Upon the sale of the shopping center, the Partnership will recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that a contract for sale will be executed at the proposed sale

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


price or any sale price. As a result, the Partnership has ceased its efforts to seek a refinancing of the mortgage loan (which has a maturity of July 1995) secured by its interest in the shopping center.

     (c)  North Hills Mall

     The Partnership continues to seek the replacement of a major tenant, which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit
substantial capital.   Given the Partnership's current lack of substantial
working capital, the Partnership may be unable to undertake the replacement or addition of the major tenant(s) without an outside source of capital. The Partnership is exploring its alternatives in this regard. The Partnership believes the replacement of the major tenant and/or addition of another major department store to this center would greatly enhance the position of this center within the North Richland Hills retail market. However, there can be no assurance that such replacement and/or addition will ultimately occur.

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

The Partnership will retain the net sale proceeds in its working capital. The Partnership recognized a gain of $571,428 in the nine months ended September 30, 1994 for Financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1994.

(3)  VENTURE AGREEMENTS

     (a) General

     The Partnership at September 30, 1994 is a party to three joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the joint venture agreement and management of the property. Under the terms of the settlement, the joint venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The joint venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the joint venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, $300,000 at September 30, 1994, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture had paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1993 (approximately $2,100,000). As of the date of this report, no excess cash flow has been paid to the lender. In addition, the joint venture has agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership is actively marketing the property for sale. There are no assurances that the joint venture will be successful in selling the property at the level whereby it will share in any sale proceeds. The Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In December 1993, the joint venture sold a land outparcel to an unaffiliated third party. The purchaser intends to build a bank on the site although construction has not yet commenced. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations).

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

     Occupancy of this office building has decreased to 78% compared to 97% at October 31, 1993. As anticipated, during the fourth quarter of 1993 New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in January, 2001 and provides for an effective rental rate at market, which is substantially less than the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its prior lease expiration date of March 31, 1998 on its 180,000 square foot lease. During the second quarter, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture has agreed to provide a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The costs associated with MCI's expansion and modification are expected to be paid for from cash on hand generated in 1993 and the cash generated by the property in 1994.

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

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property.


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

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through September 30, 1994, a portion of the General Partners' distributions have been deferred (note 5).

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 1994 and 1993 are as follows:

                                                   Unpaid at
                                                 September 30,
                               1994       1993       1994
                             --------   -------- -------------

Property management
 and leasing fees. . .       $499,932    513,529        --
Insurance commissions.         43,940     79,576        --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . .         77,309    117,784       8,233
                             --------    -------      ------
                             $621,181    710,889       8,233
                             ========    =======      ======

     All of the Partnership's properties are managed by affiliates of the General Partners. In October 1994, one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of Royal Executive Park and 40 Broad Street after the sale on the same terms that existed prior to the sale.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1993 and through the third quarter of 1994, such costs aggregated $100,051 and $68,299, respectively, of which $17,092 was unpaid at September 30, 1994.

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,553,045 at September 30, 1994 (approximately $64 per interest). In addition, the General Partners have deferred certain sale proceeds of $241,080 from the Partnership as more fully described in note 4. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

      The summary income statement information for the Royal Executive Park and Broad Street ventures for the nine months ended September 30, 1994 and 1993 is as follows:

                                           1994       1993
                                       ----------- ----------

     Total income. . . . . . . . . . . .$14,115,37912,168,894
                                       =========== ==========
     Operating earnings. . . . . . . . .$   500,944 5,901,338
                                       =========== ==========
     Net earnings to Partnership . . . .$  (165,088)1,919,058
                                       =========== ==========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $960,000. Such funds and short-term investments of approximately $4,600,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, any payments to the Animas Venture Partner should the property be disposed of as discussed below and to fund any cash flow deficits at Royal Executive Park as discussed below. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $3,963,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $6,377,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, the Partnership had entered into a non-binding letter of intent to sell the Collin Creek Mall as discussed below. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Overall cash flow returns at Broad Street for the next few years are expected to be lower than originally projected because an additional 13% of the leased and occupied expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993. Furthermore, Broad Street had renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant has expanded from approximately 18,000 square feet to approximately 35,000 square feet at a market effective rental rate which is lower than its existing lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years.

     In 1993, the Partnership completed the renovation at the Collin Creek Mall's food court and main floor common area, added escalators at two locations, and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994, the Partnership has commenced a parking lot repair project which is expected to take five years to complete and cost approximately $1,300,000. The work to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership had entered into a non-binding letter of intent to sell its interest in the Collin Creek Mall. The prospective purchaser (an independent third party) has completed its due diligence review with respect to the shopping center and the proposed transaction. During the quarter, the Partnership reached an agreement in principle to sell the shopping center. As stated in the Management's Progress Report dated February 28, 1994, the estimated current market value of the Partnership's net assets as of December 31, 1993 was $760 per original $1,000 Limited Partnership Interest. The Partnership's interest in Collin Creek Mall represented in excess of 50% of that amount. The Partnership and prospective purchaser are negotiating the terms of the binding contract. The Partnership expects to execute a contract for the sale of the shopping mall within the next few weeks. If a contract is executed, the Partnership expects the sale to close by the end of the year. Upon the sale of the shopping center, the Partnership will recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that a contract for sale will be executed at the proposed sale price or any sale price. As a result, the Partnership has ceased its efforts to seek a refinancing of the mortgage loan (which has a maturity of July 1995) secured by its interest in the shopping center.

     The Partnership continues to seek the replacement of a major tenant at the North Hills Mall which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the replacement and/or addition of the major tenant(s) without an outside source of capital. The Partnership is exploring its alternatives in this regard, especially considering the potential sale of the Collin Creek Mall as discussed above. However, there can be no assurance that such replacement and/or addition will ultimately occur. In 1993, the Partnership completed a mall enhancement program at the North Hills Mall which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost was approximately $1,000,000. In addition, the Partnership is in the second year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. The work to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

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

Many of the trade area residents are employed by local petro-chemical plants which continue to reduce their labor force as that industry continues to restructure and consolidate in order to be more competitive. In addition, the property has been subjected to increased competition for shoppers and tenants from new and recently renovated retail properties within the trade area. As a result, tenant sales at the property have decreased over the last several years and year-to-date in 1994. In 1994 and 1995, tenant leases covering approximately 76,000 square feet or approximately 31% of the Partnership's owned leasable square footage, expire. Due to recent poor sales performance, many of these tenants are electing not to renew their leases or are renewing at lower rental rates. In fact, occupancy of the property has declined to 73% at September 30, 1994 down from 85% at December 31, 1993. Therefore, the property's cash flow from operations prior to capital expenditures is expected to decline in 1994 and thereafter for a period of time as compared to previous years. The Partnership is taking measures to attempt to stem recent operating declines at the property. Such measures include, as discussed more fully below, the performance of certain enhancement programs and the possible addition of a third major department store. There are no assurances, however, that the enhancement programs or the addition of another major department store, if it occurs, will have an immediate positive impact on occupancy or the rental rates achieved upon releasing vacant or expiring space at the property. The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the property. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. Given the Partnership's current lack of substantial working capital, the Partnership may be unable to undertake the addition of a department store without an alternative source of capital. The Partnership is exploring its alternatives in this regard, especially considering the potential sale of the Collin Creek Mall as discussed above. The Partnership believes that the addition of another department store to this property would enhance the position at this property within the immediate retail market resulting in improved operating results. There is no assurance, however, that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which includes a food court remodel. The program is expected to cost approximately $500,000 and is substantially complete as of the third quarter with completion expected in 1994. In addition, commencing in 1994 and continuing for the next four years, the Partnership is undertaking a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. The work to be incurred in 1994 has been included in the budgeted improvement costs described above. The total five-year project cost will be partially recoverable from tenants pursuant to provisions in their leases. The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on Pasadena Town Square in order to obtain a lower interest rate and to provide additional funds to the Partnership. However, there is no assurance that the Partnership will obtain a refinancing and/or extension of the mortgage note which matures in January 1995.

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

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture had paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of the maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards the interest accrued as of December 31, 1993 (approximately $2,100,000). As of the date of this report, no excess cash flow has been paid to the lender. In addition, the joint venture has agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of the loan of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership has commenced to actively market the property for sale. There are no assurances that the joint venture will be successful in selling the property at a level whereby it will share in any sale proceeds. The Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

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

MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in January, 2001 and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square feet lease. During the second quarter, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture has agreed to provide a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and contribution towards enhancement of its space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The costs associated with MCI's expansion and modification are expected to be paid for from cash generated in 1993 and the cash generated by the property in 1994. The property has been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, it is expected that an affiliate of the General Partners will assume the leasing responsibilities for the property in the near term. Currently, an independent leasing agent performs such duties. The Southern Westchester County office market (the competitive market for the building) is extremely competitive with a current vacancy rate of approximately 22%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow has been significantly reduced as a result of the lease expiration and subsequent move-out of New York Telephone, and the modification and extension of MCI's lease. In addition, the property cash flow will be adversely affected by the increased vacancy.

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

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments, at September 30, 1994 as compared to December 31, 1993 is primarily due to the increased revenues at Collin Creek Mall as a result of increased percentage rents and due to increased occupancy at the North Hills Mall. This increase is partially offset by the related increase in buildings and improvements at September 30, 1994 as compared to December 31, 1993 that is primarily due to the Partnership's use of funds for renovations at certain of the Partnership's investment properties as discussed above.

     The decrease in rents and other receivables as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of rental receipts and an increase in the allowance for doubtful accounts at certain of the Partnership's properties.

     The decrease in the balance of prepaid expenses at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of real estate taxes from escrow deposits at Animas Valley Mall.

     The decrease in land and related gain of $571,428 on disposition of investment property during 1994 is the result of the outparcel sale at the North Hills Mall as more fully described in Note 2(c).

     The increase in accrued rents receivable at September 30, 1994 as compared to December 31, 1993 is primarily due to the Partnership accruing prorated rental income on a straight-line basis at certain of the Partnership's investment properties.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt less current portion at September 30, 1994 as compared to December 31, 1993 is primarily due to the reclassifications of the $14,466,458 mortgage note that is scheduled to mature January 1995 at the Pasadena Town Square, the $7,832,745 mortgage note that is scheduled to mature July 1995 at the North Hills Mall, and the $24,477,328 mortgage note that is scheduled to mature July 1995 at the Collin Creek Mall, as discussed above and in Note 2.

     The decrease in accrued interest at September 30, 1994 as compared to December 31, 1993 and the related decrease in mortgage and other interest for the three and nine months ended September 30, 1994 as compared to the same period in 1993 is primarily due to the amended debt agreement at the Animas Valley Mall investment property. See Note 3(b).

     The decrease in accrued real estate taxes at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in rental income for the nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily the result of increased occupancy at the North Hills Mall partially offset in the third quarter of 1994 due to decreased occupancy at the Pasadena Town Square Shopping Center as discussed above.

     The increase in interest income for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 is primarily due to the increase in the Partnership's average balance in U.S. Government obligations in 1994 as discussed above and due to a modest increase in interest rates during 1994.

     Property operating expenses increased in the three and nine months ended September 30, 1994 as compared to the same period in 1993 primarily due to higher repairs and maintenance expenses at certain of the Partnership's investment properties which are partially recoverable from tenants.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to the same period in 1993 is due primarily to the decrease in occupancy and due to the MCI lease modification that included reduced rent at the Royal Executive Park investment property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                  1993                         1994
                                                      -------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills, Texas (a). . . . . . . . .      92%    91%    95%     99%    95%    95%     96%

2.  Pasadena Town Square
      Pasadena, Texas. . . . . . . . . . . . . . . . .      85%    85%    85%     85%    84%    80%     73%

3.  Collin Creek Mall
      Plano, Texas . . . . . . . . . . . . . . . . . .      92%    94%    93%     96%    92%    91%     97%

4.  Animas Valley Mall
      Farmington, New Mexico . . . . . . . . . . . . .      90%    90%    90%     90%    90%    90%     90%

5.  Royal Executive Park
      Ryebrook, New York (b) . . . . . . . . . . . . .      97%    97%    97%     78%    78%    78%     78%

6.  40 Broad Street
      New York, New York . . . . . . . . . . . . . . .      82%    82%    67%     79%    80%    86%     83%

- - -----------------

(a)  The occupancy has been restated for the first quarter 1993 to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 84%
at June 30, 1993, 86% at September 30, 1993, 88% at December 31, 1993, 87% at March 31, 1994,
87% at June 30, 1994 and 85% at September 30, 1994.

(b)  A major tenant had vacated a major portion of its space; however, the tenant had continued to pay rent pursuant to the terms of the lease until expiration in October 1993.  Therefore, the rent paying occupancy remained at 100% until October 1993.

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

        4-D. Modification document relating to the mortgage loan secured by the Animas Valley Mall in Farmington, New Mexico, a copy of which is hereby incorporated by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-12140) dated August 12, 1994.

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

        27.   Financial Data Schedule

   (b) The following report on Form 8-K has been filed for the quarter covered by this report.

        (1) The Partnership's Report on Form 8-K (File No. 0-12432) for July 27, 1994 (describing the non-binding letter of intent to sell its interest in the Collin Creek Mall) was filed. The Report was dated July 27, 1994. No financial statements were required to be filed with such report.

                          SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: November 10, 1994