Form 10-K405
JMB INCOME PROPERTIES LTD X
filed 1995-03-31
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1994                   Commission file no. 0-12140


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

                                       Name of each exchange on
Title of each class                        which registered
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

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations17

Item 8.      Financial Statements and Supplementary Data 25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . 53


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . 53

Item 11.     Executive Compensation. . . . . . . . . . . 56

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . 57

Item 13.     Certain Relationships and Related Transactions58


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . 58


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . 60















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

     The Partnership has made the real property investments set forth in the following table:

                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (e)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP (b)
----------------------      ----------   -------- ----------------------      ---------------------
1. Pylon Plaza,
    Phase I & II
    office building
    Boca Raton,
    Florida. . . . . .     49,400 sq.ft. 10/12/83        Phase I              fee ownership of land and
                              n.r.a.                     8/9/90               improvements
                                                         Phase II
                                                         12/9/91
2. North Hills Mall
    shopping center
    North Richland
    Hills, Texas . . .    221,000 sq.ft.
                              g.l.a.     10/19/83          12%                fee ownership of land and
                                                                              improvements (f)
3. Pasadena Town Square
    shopping center
    Pasadena, Texas. .    245,000 sq.ft.
                              g.l.a.     10/19/83           14%               fee ownership of land and
                                                                              improvements (f)
4. Collin Creek Mall
    shopping center
    Plano, Texas . . .    332,000 sq.ft.
                              g.l.a.     10/19/83        12/29/94             fee ownership of land and
                                                                              improvements (d)
5. Animas Valley Mall
    shopping center
    Farmington,
    New Mexico . . . .    460,000 sq.ft.
                              g.l.a.     10/24/83           8%                fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership) (c)(f)
6. Royal Executive Park
    office complex
    Ryebrook,
    New York . . . . .    270,000 sq.ft.
                              n.r.a.     12/16/83           22%               fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership) (c)(f)
                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (e)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP (b)
----------------------      ----------   -------- ----------------------      ---------------------

7. Towne Square Mall
    shopping center
    Owensboro,
    Kentucky . . . . .    357,000 sq.ft.
                              g.l.a.     03/01/84        08/13/87             fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
8. 40 Broad Street
    office building
    New York,
    New York . . . . .    247,800 sq.ft.
                              n.r.a.     12/31/85           18%               fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership) (c)(f)

-----------------------

  (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Schedule III for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to Note 3 and to Schedule III for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) Reference is made to Note 7 for a description of the disposition of this real property investment.

  (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured.

     In July 1994, a former affiliate of the General Partner assumed the property management responsibilities for the joint venture at the Royal Executive Park office building. Reference is made to Notes 3(c) and 6 for a further description of such transaction.

     In December 1994, the Partnership sold the land, related improvements and personal property of the Collin Creek Mall located in Plano, Texas, as described in the Partnership's Report on Form 8-K (File No. 0-12140) for January 13, 1995. Reference is made to Note 7 for a further description of such transaction.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1994.

     The Partnership has 57 full-time personnel and 23 part-time individuals performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----
1. North Hills Mall
    North Richland Hills,
    Texas (a). . . . . . . .  Retail               92%   91%   95%    99%   95%   95%    96%   95%

2. Pasadena Town Square
    Pasadena, Texas. . . . .  Retail               85%   85%   85%    85%   84%   80%    73%   72%

3. Collin Creek Mall
    Plano, Texas . . . . . .  Retail               92%   94%   93%    96%   92%   91%    97%   N/A

4. Animas Valley Mall
    Farmington, New Mexico .  Retail               90%   90%   90%    90%   90%   90%    90%   90%

5. Royal Executive Park
    Ryebrook, New York (b) .  Telecommuni-
                              cations              97%   97%   97%    78%   78%   78%    78%   78%

6. 40 Broad Street
    New York, New York . . .  Financial
                              Services             82%   82%   67%    79%   80%   86%    83%   83%

--------------------

     Reference is made to Item 6, Item 7 and Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and was not owned by the Partnership at the end of the period.

  (a) The percentage represents physical occupancy. The occupancy has been restated for the first quarter 1993 to reflect occupancy by temporary tenants which were not previously included. Occupancy without the temporary tenants is 84% at June 30, 1993, 86% at September 30, 1993, 88% at December 31, 1993, 87% at March 31, 1994, 87% at June 30, 1994, 85% at
September 30, 1994 and 88% at December 31, 1994.

  (b) The percentage represents physical occupancy. New York Telephone Company (90,000 square feet or 33% of the building) vacated a portion of its space in 1992 prior to its lease expiration of October 1993. New York Telephone Company continued to pay rent pursuant to its lease obligation until the lease expired. Therefore, the rent paying occupancy remained at 100% until October 1993.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscal years 1993 or 1994.




                               PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 15,490 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer from satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.


ITEM 6.  SELECTED FINANCIAL DATA

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                        YEARS ENDED DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990

                              (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total income . . . . . . $ 29,251,376    31,189,187   28,537,104    29,489,719   29,958,308
                         ============  ============  ===========   ===========  ===========

Operating earnings (loss)$ (7,172,383)    2,189,882      347,102    (5,371,951)     858,978
Partnership's share of
  operations of uncon-
  solidated ventures . .    1,116,541     2,405,822   (4,744,175)   (6,945,209)   2,913,705
Venture partner's share
  of consolidated
  venture's operations .        --            --         200,393     3,977,004      760,214
Gain on sale of interest
  in unconsolidated
  venture and disposi-
  tion of investment
  properties . . . . . .   64,571,942       150,443        --           71,311      122,534
                         ------------ -------------  -----------   -----------  -----------
Net earnings (loss). . . $ 58,516,100     4,746,147  (4,196,680)    (8,268,845)   4,655,431
                         ============  ============  ===========   ===========  ===========
Net earnings (loss)
 per Interest (b):
  Net operating earnings
    (loss) . . . . . . . $     (38.76)        29.41      (26.85)        (55.85)       29.01
  Gain on sale of interest
    in unconsolidated
    venture and disposi-
    tion of investment
    properties . . . . .       426.16           .99         --             .47          .81
                         ------------ -------------  -----------   -----------  -----------
Net earnings (loss). . . $     387.40         30.40       (26.85)       (55.38)       29.82
                         ============  ============  ===========   ===========  ===========

Total assets . . . . . . $170,327,264   140,905,552 139,176,753    149,275,407  170,269,336
Long-term debt . . . . . $      --       46,800,991  74,095,311     74,353,958   76,025,168
Cash distributions
  per Interest (c) . . . $      16.00         22.00       40.00          47.50        70.00
                         ============  ============  ===========   ===========  ===========

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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994

Property
--------

Animas Valley
Mall               a)  The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate     Square Foot (1)
                          ------------        --------------     ------------------

                              1990 . . . . .      87%                 6.92
                              1991 . . . . .      89%                 6.71
                              1992 . . . . .      89%                 6.58
                              1993 . . . . .      90%                 6.50
                              1994 . . . . .      90%                 6.46

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------

                          JC Penney               50,749      $165,438  4/1998         N/A
                          (Department Store)

                          Dillards                72,212       288,848  1/2010         N/A
                          (Department Store)

                          Sears                   65,856       159,590  8/2032         N/A
                          (Department Store)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Animas Valley Mall:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1995              6              15,567        236,429            8.85%
                            1996              2               5,222         15,845             .59%
                            1997             10              44,237        336,610           12.59%
                            1998              3              59,687        267,309           10.00%
                            1999              2               1,845         31,900            1.19%
                            2000              3               7,039         66,569            2.49%
                            2001              1               2,081         30,000            1.12%
                            2002              8              79,230        587,974           22.00%
                            2003              3               8,218        123,930            4.64%
                            2004              1                 800         21,000             .79%

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

North Hills
Mall               a)  The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          --------------     ------------------

                              1990 . . . . .      93%                14.64
                              1991 . . . . .      86%                18.13
                              1992 . . . . .      87%                15.90
                              1993 . . . . .      99%                15.57
                              1994 . . . . .      95%                15.94

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------

                          General Cinema          28,472      $347,000  6/2005         N/A
                          (Movie Theatre)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the North Hills Mall:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1995             19              30,009        619,871           18.52%
                            1996             11              14,699        354,660           10.60%
                            1997              5              16,706        292,070            8.73%
                            1998              4               6,723        142,000            4.24%
                            1999              4               6,755        143,766            4.30%
                            2000              4              11,715        255,275            7.63%
                            2001              3              10,182        159,282            4.76%
                            2002              4               7,099        152,451            4.56%
                            2003              3              10,916        121,744            3.64%
                            2004              3              11,284        139,233            4.16%

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

Pasadena Town
Square             a)     The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate     Square Foot (1)
                          ------------        --------------     ------------------

                              1990 . . . . .      88%                15.19
                              1991 . . . . .      89%                14.96
                      2        1992 . . . . .      86%                14.14
                              1993 . . . . .      85%                16.15
                              1994 . . . . .      72%                16.73

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------

                          Palais Royal
                          (Womens Clothing)       19,161      $116,602  3/1997         N/A

                          Oshman's                 9,600      $81,600   3/2003         N/A
                          (Sporting Goods)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at Pasadena Town Square:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1995             10              25,147        418,333           14.18%
                            1996              7              16,676        208,475            7.07%
                            1997              9              31,902        377,930           12.81%
                            1998              3               8,528        123,513            4.19%
                            1999             10              16,173        280,007            9.49%
                            2000              3               5,200        111,877            3.79%
                            2001              7              18,653        272,439            9.23%
                            2002              4              10,152        155,997            5.29%
                            2003              4              20,058        250,436            8.49%
                            2004              3               3,116         96,505            3.27%

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     On June 29, 1983, the Partnership commenced an offering of $150,000,000 of Limited Partnership Interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between June 29, 1983 and November 1, 1983 pursuant to the public offering from which the Partnership received gross proceeds of $150,000,000.

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

     At December 31, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $84,486,000. During February 1995, approximately $68,100,000 was distributed to the Limited Partners, substantially all of which comprised sales proceeds from the December 1994, sale of the Collin Creek Mall as discussed below. The Partnership has retained a portion of the Collin Creek Mall sales proceeds as working capital as discussed below. Reference is made to Note 11. Such remaining funds and short-term investments of approximately $2,881,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, any payments to the Animas joint venture partner should the property be disposed without any proceeds to the Partnership of as discussed below and to fund any cash flow deficits at Royal Executive Park as discussed below. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $1,899,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $4,009,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider the Pasadena Town Square and the Animas Valley Mall investment properties to be a significant source of long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. As more fully described in Note 7, the Partnership sold the Collin Creek Mall in December 1994. In addition, the Animas joint venture has entered into a non-binding letter of intent to sell the Animas Valley Mall, as more fully discussed below. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     As more fully discussed below, the Partnership reduced operating distributions effective as of the first quarter of 1993 in order to pay for enhancement programs at the Collin Creek Mall, North Hills Mall and Pasadena Town Square in 1993. These enhancements programs were paid from the investment properties cash flow and the Partnership's cash on hand. In addition, the Partnership anticipated an increase in vacancies and higher leasing costs at the Royal Executive Park and 40 Broad Street investment properties. At that time, the Partnership projected that these leasing costs were to be paid from the investment properties cash flow and contributions by the Partnership for its respective share of such costs.
As a result, the Partnership expected to receive a reduced level of distributions from these investment properties in the future.

     Currently, as more fully discussed below, the Partnership is exploring the addition of a major department store at each of the North Hills Mall and the Pasadena Town Square shopping center and if undertaken may require the Partnership to commit a substantial amount of capital. Also, the Partnership may need to commit capital for its share of leasing costs associated with the vacant space at the Royal Executive Park office building as discussed below. In addition, the Partnership may decide to pay down portions of indebtedness in order to achieve loan extensions on the non-recourse mortgage loans at Pasadena Town Square (which matured January 1995) and North Hills Mall (which matures in July 1995). Consequently any decision to commit additional amounts to these investment properties for any purpose will be based on, among other things, the high likelihood of return of such additional investment plus a reasonable profit thereon. Future distributions from sales or operations will be dependent upon a combination of the operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.
The Partnership currently expects, however, to maintain a $4 per interest per quarter distribution from operations to the Limited Partnership in 1995.

     As of December 31, 1994, the General Partners have continued to defer the receipt of certain of their distributions of net cash flow from operations and sales ($13,100,794 at December 31, 1994 and $9,594,118 at December 31, 1993, respectively, or approximately $87 and $64 per interest) from the Partnership as required by the Partnership agreement as more fully described in Note 9.

     Overall cash flow returns at 40 Broad Street for the next few years are expected to be lower than originally projected because an additional 15% of the space leased and occupied currently expires during the next two years. In addition, a tenant, occupying approximately 37,000 square feet (approximately 15% of the building), did not renew its lease when it expired in September 1993. Furthermore, 40 Broad Street had renewed and expanded another tenant, effective July 1, 1993, whose lease was scheduled to expire in December 1994. This tenant had expanded from approximately 18,000 square feet to approximately 41,000 square feet at a market effective rental rate which is lower than its previous lease. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. Therefore, Broad Street recorded a provision for value impairment of $22,908,606 at December 31, 1992 to reduce the net book value of the property to the then estimated valuation of $7,800,000. Reference is made to Note 3(d) for further discussion of the current status of this investment property.

     In 1992 and 1993, the Partnership completed the renovation of the Collin Creek Mall's food court and main floor common area, added escalators at two locations, and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs were approximately $4,400,000.

In addition, in 1994, the Partnership had commenced a parking lot repair project which was expected to take five years to complete and cost approximately $1,300,000. The Partnership sold the Collin Creek Mall on December 29, 1994. The mortgage loan was satisfied in full from proceeds of the sale. Reference is made to Note 7 for a further description of this sale.

     The Partnership continues to seek the replacement of a major tenant, which owns its own store, at the North Hills Mall with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Any decision to commit additional funds to this investment property for these purposes will be based on, among other things, the high likelihood of the return of such additional investment plus a reasonable profit thereon. However, there can be no assurance that such replacement and/or addition will ultimately occur. Nevertheless, the Partnership continues to commit modest amounts of capital for renovation purposes. In 1993, the Partnership completed a mall enhancement program at the North Hills Mall which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost was approximately $1,000,000. In addition, the Partnership is in the third year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. The work scheduled to be incurred in 1995 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on North Hills Mall which matures in July 1995. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note. In February 1994, the Partnership sold its sole remaining land outparcel to an unaffiliated third party (see Note 2(c)). The purchaser is building a restaurant on the site. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership has retained the net sale proceeds in its working capital.

     The Pasadena Town Square trade area population consists primarily of lower to moderate income residents. The local economy had been severely affected by the recession and has been slower to recover. Many of the trade area residents are employed by local petro-chemical plants which continue to reduce their labor force as that industry continues to restructure and consolidate in order to be more competitive. In addition, the property has been subjected to increased competition for shoppers and tenants from new and recently renovated retail properties within the trade area. As a result, tenant sales at the property have decreased over the last several years. In 1995 and 1996, tenant leases covering approximately 42,000 square feet or approximately 17% of the Partnership's owned leasable square footage, expire. Due to recent poor sales performance, many of these tenants are electing not to renew their leases or are renewing at lower rental rates. In fact, occupancy of the property has declined to 72% at December 31, 1994 from 85% at December 31, 1993. Several other tenants whose leases are not due to expire in the near term, have approached the Partnership seeking reductions in the amount of rent they must pay. The Partnership has granted relief to certain tenants which could demonstrate that without a reduction in their rent, they would no longer be able to remain in business in the Mall. Any decision to grant rent reductions is made on a case by case basis. As a result of these market and property operating conditions, the property's cash flow from operations prior to capital expenditures declined in 1994 and is expected to continue to decline for a period of time.

     The Partnership has taking certain measures and is exploring others in an attempt to stem recent operating declines at the Pasadena Town Square Shopping Center. Such measures include, as discussed more fully below, the performance of certain enhancement programs and the possible addition of a third major department store. There are no assurances, however, that this will ultimately occur or that it will have an immediate positive impact on occupancy or the rental rates achieved upon releasing vacant or expiring space at the property. The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the property. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. The Partnership believes that the addition of another department store to this property would enhance the competitive position of this property within the immediate retail market resulting in improved operating results.

There is no assurance, however, that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which included remodeling the food court. The program cost approximately $500,000 and was completed in 1994. In addition, the Partnership is considering a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. The work to be incurred in 1995 has been included in the budgeted improvement costs described above. The total five-year project cost would be partially recoverable from tenants pursuant to provisions in their leases. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the high likelihood of the return of such additional investment plus a reasonable profit thereon.

     The Partnership has initiated discussions with the mortgage lender regarding a refinancing and/or extension of the mortgage loan on Pasadena Town Square (which matured in January 1995). However, there is no assurance that the Partnership will obtain a refinancing and/or extension of such mortgage note. The Partnership continues to remit to the lender debt service payments under the original terms of the loan. The lender has notified the Partnership of its demand for payment of all sums owed to it. Based on the property operating and market conditions discussed above and if the Partnership is unable to obtain a loan refinancing and/or extension on economic terms which would provide for a high likelihood of return of any additional investment plus a reasonable profit thereon, the Partnership may decide not to commit any significant further amounts of capital to this property. As a result, the lender would likely obtain title to the property and the Partnership would no longer have an ownership interest. Therefore, due to the factors discussed above and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sales, as of December 31, 1994, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related
non-recourse financing.   In such event, the Partnership would recognize a
gain for financial reporting and a gain for Federal income tax reporting purposes without any net realizable proceeds.

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the Animas joint venture agreement and management at the Animas Valley Mall. Under the terms of the settlement, the unaffiliated venture partner has contributed approximately $404,000 to the venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the joint venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, approximated $153,000 at March 31, 1995, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture had paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1993 (approximately $2,100,000). As of the date of this report, no excess cash flow has been paid to the lender. In addition, the joint venture agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership has been actively marketing the property for sale. In February 1995, the joint venture entered into a non-binding letter of intent to sell its interest in the Animas Valley Mall. The prospective purchaser (an independent third party) is currently completing its due diligence review with respect to the shopping center and the proposed transaction. In addition, the joint venture has initiated discussions with the mortgage lender regarding a loan extension to June 30, 1995 and a modification to increase the joint ventures' participation in sale proceeds if the property is sold (Note 4(b)). There are no assurances that the joint venture will be successful in selling the property at the level whereby it will share in any sale proceeds. If the Partnership is unsuccessful in its efforts to sell or refinance the property, the Partnership has decided not to commit additional capital to the joint venture. Therefore, if upon maturity, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

     In December 1993, the joint venture sold a land outparcel at the Animas Valley Mall to an unaffiliated third party. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations).

The joint venture has retained the net sale proceeds as working capital (Note 3(b)).

     During the fourth quarter 1993, New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the Royal Executive Park I building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in January, 2001 and provides for an effective rental rate at market, which is substantially less that the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square foot lease. During the second quarter of 1994, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and contribution towards enhancement of its space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 net capital contributions by the Partnership and the joint venture partner totalling $503,844 contributed in their respective ownership percentages.

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994 through November 1994 (Note 6), an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate of the General Partner assumed certain leasing responsibilities for the property.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, and in order to not have to rely upon external financing sources, the Partnership has decided to retain approximately $15.7 million of the Collin Creek Mall sale proceeds (Note 7) in its working capital. These funds will be available, if necessary or deemed appropriate by the General Partners, for the programs to enhance the Partnership's properties, as discussed above.

     RESULTS OF OPERATIONS

     The net increase in cash and the decreases in rents and other receivables, prepaid expenses, land, building and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, accounts payable, accrued interest, accrued real estate taxes and tenant security deposits at December 31, 1994 as compared to December 31, 1993 are primarily due to the sale of the Collin Creek Mall in December 1994. In addition, a portion of the increase in cash and the decrease in land is due to the sale of an outparcel piece of land at the North Hills Mall in February 1994. Reference is made to Notes 7 and 2(c).

     The increase in escrow deposits at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of real estate taxes from escrow deposits at Animas Valley Mall.

     The increase in investments in unconsolidated ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to the Partnership's contributions of $424,150 for its share of tenant improvement costs at the Royal Executive Park office building.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt less current portion at December 31, 1994 as compared to December 31, 1993 is primarily due to the reclassification of the mortgage notes scheduled to mature in January 1995 at the Pasadena Town Square and in July 1995 at the North Hills Mall investment properties. In addition, the remaining decrease in long-term debt is due to the pay off of the Collin Creek Mall mortgage loan of $24,546,213 upon sale from sales proceeds in December 1994. Reference is made to Notes 4 and 7.

     The decrease in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily the result of lower effective rents obtained upon lease renewal by tenants and lower occupancy at the Pasadena Town Square. The increase in rental income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily the result of increased occupancy at the Collin Creek Mall and the North Hills Mall.

     Interest income increased in 1994 as compared to 1993 primarily due to higher yields and a higher average balance held in interest-bearing U.S. Government obligations. Interest income decreased in 1993 as compared to 1992 primarily due to lower yields and a lower average balance held in interest-bearing U.S. Government obligations.

     The decrease in mortgage and other interest for the year ended December 31, 1994 as compared to December 31, 1993 and 1992 is due primarily to the lower interest rate charged on the Animas Valley mortgage loan based on the loan modification in 1994 (Note 4(b)).

     The increase in amortization of deferred expenses for the year ended December 31, 1994 as compared to December 31, 1993 and 1992 is due primarily to the sale of the Collin Creek Mall in December 1994 (note 7).

     The provision for value impairment of $8,434,103 in 1994 is due to the reduction of the net carrying value of the Pasadena Town Square investment property as of December 31, 1994.

     The decrease in Partnership's share of operations of unconsolidated ventures for 1994 as compared to 1993 is primarily the result of lower operating income at the Royal Executive Park office building due to the lease modification with MCI Realty as discussed above. The increase in Partnership's share of operations of unconsolidated ventures for 1993 as compared to 1992 is primarily the result of the election to establish a provision for value impairment of $22,908,606 at December 31, 1992 in connection with the 40 Broad Street Building as discussed above. See Note 3(d).

     The gain of $64,571,942 on sale of investment properties during 1994 is the result of the outparcel sale at the North Hills Mall ($517,128) in February 1994 and the sale of the Collin Creek Mall ($64,054,814) in December 1994. See Notes 2(c) and 7.

     The gain of $150,443 on sale of investment properties during 1993 is the result of the outparcel sale at the Animas Valley Mall as more fully described in Note 3(b).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

                                INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1994 and 1993

Consolidated Statements of Operations, years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Partners' Capital Accounts, years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992

Notes to Consolidated Financial Statements

                                                       SCHEDULE
                                                       --------

Consolidated Real Estate and Accumulated Depreciation     III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.








                    INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - X:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - X (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - X and consolidated venture as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                        KPMG PEAT MARWICK LLP

Chicago, Illinois
March 27, 1995

                                     JMB INCOME PROPERTIES, LTD, - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $ 84,486,464       1,061,308
  Short-term investments (note 1). . . . . . . . . . . . . . . . .      2,880,712       3,189,979
  Rents and other receivables, net of allowance for doubtful
    accounts of $109,345 in 1994 and $113,363 in 1993  . . . . . .        455,293         631,960
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .         88,265         233,119
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .         35,190          18,943
                                                                     ------------     -----------

          Total current assets . . . . . . . . . . . . . . . . . .     87,945,924       5,135,309
                                                                     ------------     -----------

Investment properties, at cost (notes 2 and 3) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,486,896      19,826,661
  Buildings and improvements . . . . . . . . . . . . . . . . . . .     80,610,282     135,014,936
                                                                     ------------     -----------

                                                                       89,097,178     154,841,597
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     31,896,865      43,945,824
                                                                     ------------     -----------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . .     57,200,313     110,895,773

Investments in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . . . . .     24,030,924      22,662,962
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         78,319         344,696
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .      1,071,784       1,866,812
                                                                     ------------     -----------

                                                                     $170,327,264     140,905,552
                                                                     ============     ===========
                                     JMB INCOME PROPERTIES, LTD, - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 1994 AND 1993


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                               ------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Current liabilities:
  Current portion of long-term debt (notes 2 and 4). . . . . . . .   $ 49,254,780      27,294,320
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        400,600         784,617
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .      2,644,247       3,003,805
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      1,448,958       2,547,126
                                                                     ------------     -----------
          Total current liabilities. . . . . . . . . . . . . . . .     53,748,585      33,629,868
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         19,844          31,878
Long-term debt, less current portion (note 4). . . . . . . . . . .          --         46,800,991
                                                                     ------------     -----------
Commitments and contingencies (notes 2, 3, 4 and 9)

          Total liabilities. . . . . . . . . . . . . . . . . . . .     53,768,429      80,462,737
Partners' capital accounts (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . .          1,000           1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .      1,367,150         963,664
      Cumulative cash distributions. . . . . . . . . . . . . . . .       (250,000)       (250,000)
                                                                     ------------     -----------
                                                                        1,118,150         714,664
                                                                     ------------     -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs . . . . . . . .    135,651,080     135,651,080
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .     73,874,835      15,762,221
      Cumulative cash distributions. . . . . . . . . . . . . . . .    (94,085,230)    (91,685,150)
                                                                     ------------     -----------
                                                                      115,440,685      59,728,151
                                                                     ------------     -----------
          Total partners' capital accounts . . . . . . . . . . . .    116,558,835      60,442,815
                                                                     ------------     -----------

                                                                     $170,327,264     140,905,552
                                                                     ============     ===========


                      See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .     $29,048,572      31,068,579      28,249,198
  Interest income. . . . . . . . . . . . . . . .         202,804         120,608         287,906
                                                     -----------     -----------     -----------
                                                      29,251,376      31,189,187      28,537,104
                                                     -----------     -----------     -----------
Expenses:
  Mortgage and other interest. . . . . . . . . .       8,291,721       9,547,844       9,537,173
  Depreciation . . . . . . . . . . . . . . . . .       4,471,238       4,361,608       4,192,447
  Property operating expenses. . . . . . . . . .      14,459,130      14,290,240      13,668,261
  Professional services. . . . . . . . . . . . .         198,131         346,151         319,726
  Amortization of deferred expenses. . . . . . .         305,061         165,918         161,370
  General and administrative . . . . . . . . . .         264,375         287,544         311,025
  Provision for value impairment (note 1). . . .       8,434,103           --              --
                                                     -----------     -----------     -----------
                                                      36,423,759      28,999,305      28,190,002
                                                     -----------     -----------     -----------
      Operating earnings (loss). . . . . . . . .      (7,172,383)      2,189,882         347,102
Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . . .       1,116,541       2,405,822      (4,744,175)
Venture partner's share of consolidated
  venture's operations (note 3). . . . . . . . .           --              --            200,393
                                                     -----------     -----------     -----------
                Net operating earnings (loss). .      (6,055,842)      4,595,704      (4,196,680)
Gain on sale of investment
  properties (notes 2(c), 3(b) and 7). . . . . .      64,571,942         150,443           --
                                                     -----------     -----------     -----------
                Net earnings (loss). . . . . . .     $58,516,100       4,746,147      (4,196,680)
                                                     ===========     ===========     ===========
Net earnings (loss) per limited partnership
  interest (note 1):
     Net operating earnings (loss) . . . . . . .     $    (38.76)          29.41          (26.85)
     Gain on sale of investment properties . . .          426.16             .99           --
                                                     -----------     -----------     -----------
                Net earnings (loss). . . . . . .     $    387.40           30.40          (26.85)
                                                     ===========     ===========     ===========

                       See accompanying notes to consolidated financial statements

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS) (note 1)
               ---------------------------------------------------   ---------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                           NET                                  NET OF      NET
              CONTRI-    EARNINGS    CASH                      OFFERING   EARNINGS      CASH
              BUTIONS     (LOSS) DISTRIBUTIONS     TOTAL        COSTS      (LOSS)   DISTRIBUTIONS   TOTAL
              -------  -----------------------  -----------  ----------- ---------- ------------------------
Balance
 at Decem-
 ber 31,
 1991. . . . .  1,000     946,199    (250,000)     697,199   135,651,080 15,230,219  (82,384,840)68,496,459
Cash distri-
 butions
 ($40 per
 limited
 partnership
 interest) . .    --         --          --                        --         --      (6,000,200)(6,000,200)
Net earnings
 (loss)
 (note 5). . .    --     (167,867)       --       (167,867)        --    (4,028,813)       --    (4,028,813)
               ------   ---------  ----------     --------   ----------- ----------  ----------- ----------
Balance
 at Decem-
 ber 31,
 1992. . . . .  1,000     778,332    (250,000)     529,332   135,651,080 11,201,406  (88,385,040)58,467,446
Cash distri-
 butions
 ($22 per
 limited
 partnership
 interest) . .   --         --          --           --            --         --      (3,300,110)(3,300,110)

Net earnings
 (note 5). . .   --       185,332       --         185,332         --     4,560,815        --     4,560,815
               ------   ---------  ----------     --------   ----------- ----------  ----------- ----------
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS) (note 1)
               ---------------------------------------------------   ---------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                           NET                                  NET OF      NET
              CONTRI-    EARNINGS    CASH                      OFFERING   EARNINGS      CASH
              BUTIONS     (LOSS) DISTRIBUTIONS     TOTAL        COSTS      (LOSS)   DISTRIBUTIONS   TOTAL
              -------  -----------------------   ---------   ----------- ---------- ------------------------
Balance
 at Decem-
 ber 31,
 1993. . . . . $1,000     963,664    (250,000)     714,664   135,651,080 15,762,221  (91,685,150)59,728,151

Cash distri-
 butions
 ($16 per
 limited
 partnership
 interest) . .   --         --          --           --           --          --      (2,400,080)(2,400,080)
Net earnings
 (note 5). . .   --       403,486       --         403,486        --     58,112,614        --    58,112,614
               ------   ---------  ----------    ---------   ----------- ----------  ----------------------
Balance
 at Decem-
 ber 31,
 1994. . . . . $1,000   1,367,150    (250,000)   1,118,150   135,651,080 73,874,835  (94,085,230)115,440,685
               ======   =========  ==========    =========   =========== ==========  ======================













                        See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                          1994          1993            1992
                                                      -----------    -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . .   $ 58,516,100      4,746,147      (4,196,680)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . .      4,471,238      4,361,608       4,192,447
    Amortization of deferred expenses. . . . . . .        305,061        165,918         161,370
    Provision for value impairment (note 1). . . .      8,434,103          --              --
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . . . .       (943,809)      (701,307)      6,530,578
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . . . .          --             --           (200,393)
    Gain on sale of investment properties. . . . .    (64,571,942)      (150,443)          --
  Changes in:
    Rents and other receivables. . . . . . . . . .        176,667        213,526         400,731
    Prepaid expenses . . . . . . . . . . . . . . .        144,854        (35,293)         (2,340)
    Escrow deposits. . . . . . . . . . . . . . . .        (16,247)           127         (19,070)
    Accrued rents receivable . . . . . . . . . . .        795,028     (1,500,623)       (366,189)
    Accounts payable . . . . . . . . . . . . . . .       (384,017)      (210,612)       (243,474)
    Accrued interest . . . . . . . . . . . . . . .       (359,558)       848,342         756,914
    Accrued real estate taxes. . . . . . . . . . .     (1,098,168)       (89,713)        343,123
    Tenant security deposits . . . . . . . . . . .        (12,034)        (6,608)          9,700
                                                     ------------    -----------     -----------
          Net cash provided by operating
            activities . . . . . . . . . . . . . .      5,457,276      7,641,069       7,366,717
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments. . . . . . . . . . . . . . . . . .        309,267        113,429       3,587,421
  Cash sales proceeds from sale of investment
    property, net of selling expenses. . . . . . .    108,385,182        188,432           --
  Additions to investment properties
    (including changes in related payables). . . .     (3,006,843)    (4,658,162)     (5,167,856)
  Partnership distributions from
    unconsolidated ventures. . . . . . . . . . . .          --           237,176       1,267,023
  Partnership's contribution to
    unconsolidated ventures. . . . . . . . . . . .       (424,153)         --              --
  Payment of deferred expenses . . . . . . . . . .        (54,962)       (60,961)        (94,765)
                                                     ------------    -----------     -----------
                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                          1994          1993            1992
                                                      -----------    -----------     -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . .    105,208,491     (4,180,086)       (408,177)
                                                     ------------    -----------     -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . .          --             --           (540,731)
  Principal payments on long-term debt . . . . . .    (24,840,531)      (258,647)       (227,306)
  Venture partner's contribution to venture. . . .          --             --            404,652
  Distributions to limited partners. . . . . . . .     (2,400,080)    (3,300,110)     (6,000,200)
                                                     ------------    -----------     -----------

          Net cash used in financing activities. .    (27,240,611)    (3,558,757)     (6,363,585)
                                                     ------------    -----------     -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . .     83,425,156        (97,774)        594,955
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . .      1,061,308      1,159,082         564,127
                                                     ------------    -----------     -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . .   $ 84,486,464      1,061,308       1,159,082
                                                     ============    ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized ($136,915 in
    1993 and $87,500 in 1992). . . . . . . . . . .   $  8,651,279      8,699,502       8,780,259
                                                     ============    ===========     ===========
  Non-cash investing and financing activities:

                                                     $      --             --              --
                                                     ============    ===========     ===========









                      See accompanying notes to consolidated financial statements.

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1994, 1993 AND 1992


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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1994 and 1993 is summarized as follows:

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                   1994                            1993
                                  ------------------------------   ------------------------------
                                      GAAP BASIS      TAX BASIS       GAAP BASIS       TAX BASIS
                                     ------------    -----------     ------------     -----------
Total assets . . . . . . . . . . .   $170,327,264    151,765,387     140,905,552     100,871,400

Partners' capital accounts
  (deficits) (note 5):
     General partners. . . . . . .      1,118,150       (132,634)        714,664        (906,450)
     Limited partners. . . . . . .    115,440,685    127,796,690      59,728,151      51,418,252

Net earnings (note 5):
     General partners. . . . . . .        403,486        773,816         185,332          14,986
     Limited partners. . . . . . .     58,112,614     78,778,519       4,560,815         484,955

Net earnings per limited
  partnership interest . . . . . .         387.40         525.17           30.40            3.23
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($84,486,464 and none at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     As more fully discussed in Item 7 and in Note 2(d), due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sales, as of December 31, 1994, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

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


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership had acquired, either directly or through joint venture arrangements (note 3), interests in three office buildings and five shopping centers. Three properties have been sold or disposed of by the Partnership. All of the remaining properties owned at December 31, 1994 were operating. The cost of the investment properties represents the total cost to the Partnership or its consolidated venture plus miscellaneous acquisition costs.

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

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     (b)  Collin Creek Mall

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

     In 1992 and 1993 the Partnership completed the renovation of the food court and main floor common area, added escalators at two locations and upgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994 the Partnership had commenced a parking lot repair project which was to take five years to complete and cost approximately $1,300,000. In December 1994, the Partnership sold the Collin Creek Mall. Reference is made to note 7 for a further description of this sale.

     (c)  North Hills Mall

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

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership continues to seek the replacement of a major tenant, which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Any decision to commit additional funds to this investment property for these purposes will be based on, among other things, the high likelihood of the return of such additional investment plus a reasonable profit thereon. The Partnership believes the replacement of the major tenant and/or addition of another major department store to this center would greatly enhance the competitive position of this center within the North Richland Hills retail market. However, there can be no assurance that such replacement and/or addition will ultimately occur.

     In 1993, the Partnership completed a mall enhancement program which included the replacement of the floor in a portion of the mall, a food court remodel, and certain lighting improvements. The program cost approximately $1,000,000. In addition, the Partnership is in the third year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. Such amounts are partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on the property which matures in July 1995. However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note.

     In February 1994, the Partnership sold its sole remaining land outparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain these net sale proceeds in its working capital reserve. The Partnership recognized a gain of $517,128 for financial reporting purposes and a gain of $518,710 for Federal income tax purposes in 1994.

     (d)  Pasadena Town Square Mall

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

     The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the Pasadena Town Square. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. The Partnership believes that the addition of another department store to this property would enhance the competitive position of this property within the immediate retail market resulting in improved operating results. In 1993, the Partnership commenced a minor mall enhancement program which included remodeling the food court. The program (with a cost of approximately $500,000) was completed in 1994. In addition, the Partnership is considering a program to repair the property's roof and parking lot. The

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


total cost of the repair work would be approximately $1,700,000. Such amount would be partially recoverable from tenants pursuant to provisions in their leases. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the high likelihood of the return of such additional investment plus a reasonable profit thereon. Consequently, there is no assurance that the addition of a department store or the commencement of the capital repair projects will ultimately occur.

     The Partnership has initiated discussions with the mortgage lender regarding a refinancing and/or extension of the mortgage loan on the property (which matured in January 1995). However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note. The Partnership continues to remit to the lender debt service payments under the original terms of the loan. The lender has notified the Partnership of its demand for payment of all sums owed to it. Based on the property operating and market conditions and if the Partnership is unable to obtain a loan refinancing and/or extension on economic terms which would provide for a high likelihood of return of any additional investment plus a reasonable profit thereon, the Partnership may decide not to commit any significant further amounts of capital to this property. As a result, the lender would likely obtain title to the property and the partnership would no longer have an ownership interest. Therefore, due to the factors discussed above and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sales, as of December 31, 1994, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse
financing.   In such event, the Partnership would recognize a gain for
financial reporting and a gain for Federal income tax reporting purposes without any net realizable proceeds.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $62,760,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the Animas joint venture agreement and management at the property. Under the terms of the settlement, the unaffiliated venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, approximately $153,000 at March 27, 1995, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated. In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall (see note 4(b)).

     In December 1993, the joint venture sold a land outparcel at the Animas Valley Mall to an unaffiliated third party. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations).

The joint venture has retained these net sale proceeds as working capital.

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

     The Partnership contributed the sum of $25,948,000 to the joint venture which was used to repay an interim construction loan secured by the property. The developer was obligated to contribute to the joint venture amounts required to complete construction including tenant improvements. The acquisition of the venture interest resulted in an excess of the Partnership's basis in the property over its proportionate share of the venture's assets of approximately $10,000,000. Such excess is being amortized over the remaining useful life of the Venture's property through an adjustment of the Partnership's share of the Venture's operations. Such amortization each year was approximately $189,000, for 1994, 1993 and 1992, respectively.

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

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, through November 1994 (note 6) a affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate of the General Partner assumed certain leasing responsibilities for the property.

     During the fourth quarter of 1993 New York Telephone Company's lease (90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in January, 2001 and provides for an effective rental rate at market, which is substantially less than the rental rate paid previously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. As previously reported, MCI had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its prior lease expiration date of March 31, 1998 on its 180,000 square foot lease. During the second quarter, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002.
The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 and net capital contributions by the Partnership and the joint venture partner totalling $503,844 contributed in their respective ownership percentages.

     (d)  Broad Street

     During December 1985, the Partnership acquired, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd.-XII (a partnership sponsored by the Managing General

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Partner of the Partnership) a 31.44% interest in an existing 24-story office building located at 40 Broad Street in New York, New York. The Affiliated Joint Venture's purchase price for the building was $65,100,000 (net of prorations and miscellaneous closing costs), of which the Partnership provided approximately $20,470,000, which was paid in cash at closing.

     The Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which is 31.44%.

     The downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. Therefore, due to the uncertainty of Broad Street's ability to recover the net carrying value of the investment property through future operations or sale, the Broad Street joint venture recorded a provision for value impairment of $22,908,606 at December 31, 1992 to further reduce the net book value of the property to the then estimated valuation of $7,800,000.

     The property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property (see note 6).

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1994 and 1993:
                                                                           1994           1993
                                                                       -----------    -----------
12-1/2% mortgage note, secured by the North Hills Mall in
  North Richland Hills (Fort Worth), Texas, payable in monthly installments of $85,400 (including interest) until July 1995 when the outstanding balance of $7,832,745 is due and payable;
  prepayable beginning in August 1990 for a fee which decreases
  over time. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,854,788      7,894,967

13-5/8% mortgage note, secured by the Pasadena Town  Square Mall in Pasadena (Houston), Texas, payable in monthly installments of
  $175,022 (including interest) until January 1995 when the
  outstanding balance of $14,399,992 was due and payable
  (note 2(d)). . . . . . . . . . . . . . . . . . . . . . . . . . .      14,399,992     14,528,571

12-1/2% mortgage note, secured by the Collin Creek Mall in
  Plano (Dallas), Texas.  The mortgage loan was paid in
  full upon sale in December 1994 (note 7) . . . . . . . . . . . .           --        24,671,773

12-1/2% mortgage note, secured by the Animas Valley Mall
  Shopping Center in Farmington, New Mexico, providing for
  monthly payments of interest only aggregating $2,767,500
  per annum until January 1994 when the remaining interest
  and outstanding balance of $27,000,000 was due and payable;
  (modified and extended to March 1995 in April 1992,
  note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,000,000     27,000,000
                                                                       -----------   ------------
     Total debt. . . . . . . . . . . . . . . . . . . . . . . . . .      49,254,780     74,095,311
     Less current portion of long-term debt. . . . . . . . . . . .      49,254,780     27,294,320
                                                                       -----------   ------------
          Total long-term debt . . . . . . . . . . . . . . . . . .     $     --        46,800,991
                                                                       ===========   ============

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Five year maturities of long-term debt are summarized as follows:

                   1995. . . . . . . . $49,254,780
                   1996. . . . . . . .      --
                   1997. . . . . . . .      --
                   1998. . . . . . . .      --
                   1999. . . . . . . .      --
                                       ===========
     (b) Debt Modification

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1993 (approximately $2,100,000). In addition, the joint venture agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership has been actively marketing the property for sale. In February 1995, the joint venture entered into a non-binding letter of intent to sell its interest in the Animas Valley Mall. The prospective purchaser (an independent third party) is currently completing its due diligence review with respect to the shopping center and the proposed transactions. In addition, the joint venture has initiated discussions with the mortgage lender regarding a loan extension to June 30, 1995 and a modification to increase the joint ventures participation in sale proceeds if the property is sold (note 3(b)). The joint venture continues to remit debt service at the 8% pay rate. There are no assurances that the joint venture will be successful in selling the property at the level whereby it will share in any sale proceeds. If the Partnership is unsuccessful in its efforts to sell or refinance the property, the Partnership has decided not to commit additional capital to the joint venture. Therefore, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed in note 2(b).

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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through December 31, 1994, a portion of the General Partners' distributions have been deferred (note 9).

    The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disbursable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. Therefore, in accordance with the Partnership Agreement, the General Partners have deferred the receipt of certain sale proceeds ($3,481,080 or approximately $23 per interest) from the Partnership in connection with the sale of the Towne Square Mall and Collin Creek Mall.

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  MANAGEMENT AGREEMENTS

     The North Hills Mall, Pasadena Town Square and Collin Creek Mall shopping centers are managed by an affiliate of the General Partners pursuant to management agreements which provide for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property. The Royal Executive Park office building had been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, a former affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture.
The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, a former affiliate of the General Partners assumed the leasing responsibilities for the property.

     In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Royal Executive Park office building and the 40 Broad Street office building after the sale on the same terms that existed prior to the sale.


(7)  SALE OF INVESTMENT PROPERTY

     On December 29, 1994, the Partnership sold the land, related improvements and personal property of the Collin Creek Mall located in Plano, Texas. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land, related improvements and personal property was $108,000,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds ($24,546,213) was utilized to retire the first mortgage secured by the property. An affiliate of the General Partner has retained management of the property. The Partnership recognized a gain of $64,054,814 for financial reporting purposes and has recognized a gain of $79,757,206 for Federal income tax purposes in 1994.


(8)  LEASES

     As Property Lessor

     At December 31, 1994, the Partnership and its consolidated venture's principal assets are three shopping centers. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                   1995. . . . . . . . .     $ 7,721,541
                   1996. . . . . . . . .       6,721,512
                   1997. . . . . . . . .       6,144,482
                   1998. . . . . . . . .       5,317,381
                   1999. . . . . . . . .       4,886,112
                   Thereafter. . . . . .      27,720,853
                                             -----------
                        Total. . . . . .     $58,511,881
                                             ===========

     Contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1994, 1993 and 1992:

                   1992. . . . . . . . .        $852,600
                   1993. . . . . . . . .         861,927
                   1994. . . . . . . . .         935,162
                                                ========


(9) TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993, and 1992 are as follows:

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                             1994           1993          1992          1994
                                           --------       --------      --------   --------------
Property management and
  leasing fees (note 6). . . . . . .       $695,178        667,066       686,719          1,254
Insurance commissions. . . . . . . .         42,296         83,329        58,440            --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . .         30,004          --           16,628            174
Reimbursement (at cost) for
  out-of-pocket salary related
  expenses relating to on-site
  and other costs for the
  Partnership and its investment
  properties . . . . . . . . . . . .        157,209        100,924       113,769         18,196
                                           --------       --------      --------         ------

                                           $924,687        851,319       875,556         19,624
                                           ========        =======      ========         ======


                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The General Partners have deferred (in accordance with the Partnership agreement, see note 5) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $9,619,714 (approximately $64 per interest) of distributable cash and $3,481,080 (approximately $23 per interest) of sale proceeds has been deferred by the General Partners.
These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings.


(10)  INVESTMENTS IN UNCONSOLIDATED VENTURES

      Summary financial information for Royal Executive Park and Broad Street (notes 3(c) and 3(d), respectively) as of and for the years ended December 31, 1994 and 1993 are as follows:

                                       1994            1993
                                   ------------    ------------

Current assets . . . . . . . . .   $  3,504,488       4,549,126
Current liabilities. . . . . . .       (201,656)       (262,234)
                                   ------------    ------------
     Working capital . . . . . .      3,302,832       4,286,892
                                   ------------    ------------
Investment property, net . . . .     31,330,567      28,545,111
Other assets, net. . . . . . . .      3,965,694       1,959,574
Other liabilities, net . . . . .       (122,397)        (42,397)
Venture partners' equity . . . .    (14,445,775)    (12,082,218)
                                   ------------    ------------
     Partners' capital . . . . .   $ 24,030,921      22,662,962
                                   ============    ============
Represented by:
     Invested capital. . . . . .   $ 50,147,684      49,723,531
     Cumulative cash distributions  (35,455,238)    (35,282,503)
     Cumulative net earnings . .      9,338,475       8,221,934
                                   ------------    ------------
                                   $ 24,030,921      22,662,962
                                   ============    ============
Total income . . . . . . . . . .   $ 12,321,252      16,077,877
                                   ============    ============
Expenses applicable to operations  $  9,079,579      10,052,562
                                   ============    ============
Net earnings . . . . . . . . . .   $  3,223,673       6,025,315
                                   ============    ============

     Also, for the year ended December 31, 1992, total income, expenses applicable to operations and net earnings were $16,577,816, $10,481,968 and ($16,812,758), respectively, for the unconsolidated ventures listed above.


(11)  SUBSEQUENT EVENT

      In February 1995, the Partnership paid an operating distribution of $600,020 ($4.00 per Interest) and a sale distribution from the sale of Collin Creek Mall (note 7) of $67,502,250 ($450.00 per Interest) to the Limited Partners.

                                                                                      SCHEDULE III
                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994


                                                       COSTS
                                                     CAPITALIZED
                              INITIAL COST TO       SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                              PARTNERSHIP (A)      TO ACQUISITION         AT CLOSE OF PERIOD (B)
                         ------------------------------------------------------------------------------
                                        BUILDINGS    BUILDINGS                 BUILDINGS
                                          AND          AND                        AND
DESCRIPTION   ENCUMBRANCE      LAND    IMPROVEMENTS IMPROVEMENTS      LAND    IMPROVEMENTS    TOTAL (E)
-----------   -----------  ----------- --------------------------  ---------- ------------   ----------

SHOPPING
 CENTERS:
North Richland
 Hills,
 Texas (D) . .$ 7,854,788    3,170,275    9,829,725   13,072,523    2,642,818   22,902,248   25,545,066
Pasadena,
 Texas (E) . . 14,399,992    4,491,435   25,708,565   (4,362,900)   3,169,859   21,345,665   24,515,524
Farmington
 New Mexico
 (C) . . . . . 27,000,000    3,139,022   41,209,334   (4,846,965)   2,674,219   36,362,369   39,036,588
              -----------   ----------  -----------  -----------  -----------  -----------  -----------

      Total. .$49,254,780   10,800,732   76,747,624    3,862,658    8,486,896   80,610,282   89,097,178
              ===========   ==========  ===========  ===========  ===========  ===========  ===========

                                                                          SCHEDULE III - CONTINUED
                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994



                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                             STATEMENT OF       1994
                              ACCUMULATED           DATE OF        DATE       OPERATION     REAL ESTATE
DESCRIPTION                  DEPRECIATION(F)     CONSTRUCTION    ACQUIRED    IS COMPUTED       TAXES
-----------                 ----------------     ------------   ---------- ---------------  -----------

SHOPPING CENTERS:
  North Richland Hills,
    Texas (D). . . . . . . .     $ 6,878,663         1979         10/19/83      5-30 years      659,770
  Pasadena, Texas. . . . . .      10,143,326         1982         10/19/83      5-30 years      727,850
  Farmington
    New Mexico (C) . . . . .      14,874,876         1983         10/24/83      5-30 years      191,215
                                 -----------                                                  ---------

      Total. . . . . . . . .     $31,896,865                                                  1,578,835
                                 ===========                                                  =========

------------------
Notes:
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $79,980,560.
        (C) The property is owned and operated by joint venture; see Note 3.
        (D) Reflects reallocation of initial costs between land and buildings and improvements.
        (E) The Partnership recorded a provision for value impairment of $8,434,103 (which included a reduction of deferred costs of $16,278); see Note 1 and 2(d).


                                                                          SCHEDULE III - CONTINUED
                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994




(F)   Reconciliation of real estate owned at December 31, 1994, 1993 and 1992:

                                                          1994            1993             1992
                                                      ------------    ------------    ------------
      Balance at beginning of period . . . . . . .    $154,841,597     150,221,424     145,053,568
      Additions. . . . . . . . . . . . . . . . . .       3,006,843       4,658,162       5,167,856
      Reductions during period (notes 2(c), 3(b)
       and 7). . . . . . . . . . . . . . . . . . .     (60,333,437)        (37,989)          --
      Provision for value impairment (E) . . . . .      (8,417,825)          --              --
                                                      ------------    ------------    ------------

      Balance at end of period . . . . . . . . . .    $ 89,097,178     154,841,597     150,221,424
                                                      ============    ============    ============

(G)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . .    $ 43,945,824      39,584,216      35,391,769
      Depreciation expense . . . . . . . . . . . .       4,471,238       4,361,608       4,192,447
      Reductions during period (notes 2(c), 3(b)
       and 7). . . . . . . . . . . . . . . . . . .     (16,520,197)          --              --
                                                      ------------    ------------    ------------

      Balance at end of period . . . . . . . . . .    $ 31,896,865      43,945,824      39,584,216
                                                      ============    ============    ============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with, auditors during fiscal year 1993 and 1994.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-X, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows at December 31, 1994:

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

Judd D. Malkin           Chairman                     5/03/71
                         Director                     5/03/71
Neil G. Bluhm            President                    5/03/71
                         Director                     5/03/71
Burton E. Glazov         Director                     7/01/71
Stuart C. Nathan         Executive Vice President     5/08/79
                         Director                     3/14/73
A. Lee Sacks             Director                     5/09/88
John G. Schreiber        Director                     3/14/73
H. Rigel Barber          Chief Executive Officer      8/01/93
                         Executive Vice President     1/02/87

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

Glenn E. Emig            Executive Vice President     1/02/87
                         Chief Operating Officer      1/01/95
Jeffrey R. Rosenthal     Chief Financial Officer      8/01/93
                         Managing Director-Corporate  4/22/91
Douglas Cameron          Executive Vice President     1/01/95
Gary Nickele             Executive Vice President     1/01/92
                         General Counsel              2/17/84
Ira J. Schulman          Executive Vice President     6/01/88
Gailen J. Hull           Senior Vice President        6/01/88
Howard Kogen             Senior Vice President        1/02/86
                         Treasurer                    1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. In addition, Mr. Schreiber is a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas Cameron (age 45) has been associated with JMB since April, 1997. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June, 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1994, 1993 and 1992 cash distributions of $0, $0 and $0 were paid, respectively to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for the North Hills Mall in North Richland Hills, Texas, the Pasadena Town Square shopping center in Pasadena, Texas, the Collin Creek Mall in Plano, Texas, beginning in fiscal 1985 for the Animas Valley Mall in Farmington, New Mexico and beginning in fiscal 1986 through the date of disposition, December 9, 1991, for the
Pylon Plaza Office Building-Phase I and II in Boca Raton, Florida.   Fees
are calculated at 3% of fixed and percentage rents from Animas Valley Mall, 5% of gross rents from Pylon Plaza, and 4% of fixed and percentage rents from North Hills Mall, Pasadena Town Square and Collin Creek Mall, respectively. In 1994, such affiliate earned property management and leasing fees amounting to $695,178, of which $1,254 was unpaid as of December 31, 1994. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1994 aggregating $42,296 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation of the Partnership's real property investments. In 1994, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $157,209 of which $139,013 was paid at December 31, 1994.

     The Partnership is permitted to engaged in various transactions involving affiliates of the Managing General Partner of the Partnership, as described in Item 10 and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Managing General Partner and its officers and directors own the following Interests of the
Partnership:

                                  NAME OF                           AMOUNT AND NATURE
                                 BENEFICIAL                            OF BENEFICIAL   PERCENT
TITLE OF CLASS                     OWNER                                OWNERSHIP      OF CLASS
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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Managing General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

           10-G. Sale documents relating to the outparcel sale at the Animas Valley Mall in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12140) dated March 25, 1994.

           10-H. Sale documents relating to the sale of the Collin Creek Mall in Plano, Texas are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12140) dated January 13, 1995.

           21.   List of Subsidiaries.

           24.   Powers of Attorney.

           27.   Financial Data Schedule.

           99-A. The Partnership's report on Form 8-K (File No. 0-12140) for January 13, 1994, a copy of which is filed herewith.
       ___________

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

           (1) The Partnership's report on Form 8-K (File No. 0-12140) for December 29, 1994 (describing under Item 2 of such report the Partnership's sale of the Collin Creek Mall) was filed. The report is dated January 13, 1995. No financial statements were required to be filed therewith.


     No annual report or proxy material for the fiscal year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - X

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and Director
                Date:   March 27, 1995

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 27, 1995

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 27, 1995

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 27, 1995

                        JEFFREY R. ROSENTHAL*
                By:     Jeffrey R. Rosenthal, Chief Financial Officer
                        Principal Financial Officer
                Date:   March 27, 1995


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 27, 1995

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 27, 1995

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 27, 1995


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 27, 1995

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

10-C.   Acquisition documents related to
        the Collins Creek Mall                 Yes

10-D.   Acquisition documents related to
        the North Hills Mall                   Yes

10-E.   Acquisition documents related to
        the Pasadena Town Square shopping
        center                                 Yes

10-F.   Acquisition documents related to
        the Animas Valley Mall                 Yes

10-G.   Sale documents related to the
        Animas Valley Mall                     Yes

10-H.   Sale documents related to the
        Collin Creek Mall                      Yes

21.     List of Subsidiaries                    No

24.     Powers of Attorney                      No

27.     Financial Data Schedule                 No

99-A.   Form 8-K for January 13, 1995           No