Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD X
filed 1995-05-15
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995        Commission File No. 0-12140




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3


Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations . . . . . . . . . . .     18




PART II  OTHER INFORMATION


Item 3.  Default Upon Senior Securities. . . . . . .     24


Item 5.  Other Information . . . . . . . . . . . . .     25


Item 6.  Exhibits and Reports on Form 8-K. . . . . .     26




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $ 21,011,230   84,869,716
  Short-term investments (note 1). . . . . . . . . . . . . . .      1,745,777    2,880,712
  Rents and other receivables, net of allowance
    for doubtful accounts of $111,117 in 1995 and
    $109,345 in 1994 . . . . . . . . . . . . . . . . . . . . .        603,877      455,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         27,392       88,265
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .         83,527       35,190
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     23,471,803   88,329,176
                                                                 ------------  -----------
Investment properties, at cost (notes 1, 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,486,896    8,486,896
  Buildings and improvements . . . . . . . . . . . . . . . . .     80,620,320   80,610,282
                                                                 ------------  -----------
                                                                   89,107,216   89,097,178
  Less accumulated depreciation. . . . . . . . . . . . . . . .     32,518,250   31,896,865
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     56,588,966   57,200,313
Investment in unconsolidated ventures, at equity
   (notes 1, 3 and 7)  . . . . . . . . . . . . . . . . . . . .     24,214,543  24,030,924
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         70,427       78,319
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,057,446    1,071,784
                                                                 ------------  -----------

                                                                 $105,403,185  170,710,516
                                                                 ============  ===========

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . .   $  2,863,217      383,252
  Current portion of long-term debt
    (notes 2 and 3(b)) . . . . . . . . . . . . . . . . . . . .     49,208,969   49,254,780
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        694,597      400,600
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .      2,643,737    2,644,247
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        481,772    1,448,958
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     55,892,292   54,131,837

Tenant security deposits . . . . . . . . . . . . . . . . . . .         14,945       19,844
                                                                 ------------  -----------

Commitments and contingencies (notes 1, 2 and 3)

        Total liabilities. . . . . . . . . . . . . . . . . . .     55,907,237   54,151,681

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      1,408,725    1,367,150
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                    1,159,725    1,118,150
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     74,872,643   73,874,835
    Cumulative cash distributions. . . . . . . . . . . . . . .   (162,187,500) (94,085,230)
                                                                 ------------  -----------
                                                                   48,336,223  115,440,685
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     49,495,948  116,558,835
                                                                 ------------  -----------
                                                                 $105,403,185  170,710,516
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements. /TABLE

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . .  $4,415,121     7,755,983
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .   1,061,659        27,688
                                                                    ----------     ---------
                                                                     5,476,780     7,783,671
                                                                    ----------     ---------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .   1,274,946     2,152,329
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .     621,385     1,117,605
  Property operating expenses. . . . . . . . . . . . . . . . . . .   2,354,227     3,627,582
  Professional services. . . . . . . . . . . . . . . . . . . . . .      68,094        66,290
  Amortization of deferred expenses. . . . . . . . . . . . . . . .      15,471        36,711
  General and administrative . . . . . . . . . . . . . . . . . . .     161,893        48,281
                                                                    ----------     ---------
                                                                     4,496,016     7,048,798
                                                                    ----------     ---------
         Operating earnings. . . . . . . . . . . . . . . . . . . .     980,764       734,873

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . . . . . . . . . . . .      58,619       163,184
                                                                    ----------     ---------
        Net operating earnings . . . . . . . . . . . . . . . . . .   1,039,383       898,057

Gain on sale of investment property
  (note 2(b)). . . . . . . . . . . . . . . . . . . . . . . . . . .       --          518,710
                                                                    ----------     ---------
        Net earnings . . . . . . . . . . . . . . . . . . . . . . .  $1,039,383     1,416,767
                                                                    ==========     =========

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                      1995           1994
                                                                  ------------   -----------
        Net earnings per limited partnership
         interest (note 1):
           Net operating earnings. . . . . . . . . . . . . . . . .  $     6.65          5.75
           Gain on sale of investment property . . . . . . . . . .       --             3.42
                                                                    ----------     ---------
         Net earnings. . . . . . . . . . . . . . . . . . . . . . .  $     6.65          9.17
                                                                    ==========     =========
         Cash distributions per limited
           partnership interest. . . . . . . . . . . . . . . . . .  $   454.00          4.00
                                                                    ==========     =========






                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,039,383     1,416,767
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     621,385     1,117,605
    Amortization of deferred expenses. . . . . . . . . . . . . . .      15,471        36,711
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .     (58,619)        --
    Venture partner's share of venture's operations. . . . . . . .       --          135,492
    Gain on sale of investment property. . . . . . . . . . . . . .       --         (518,710)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .    (148,584)     (118,499)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (48,337)      (48,914)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      60,873       127,785
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      14,338      (127,229)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     293,997       (96,966)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (510)     (190,372)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (967,186)   (1,784,654)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (4,899)       (5,750)
                                                                   -----------   -----------

        Net cash provided by (used in) operating activities. . . .     817,312       (56,734)
                                                                   -----------   -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .       --          567,897
  Net sales and maturities of short-term investments . . . . . . .   1,134,935       436,057
  Additions to investment properties . . . . . . . . . . . . . . .     (10,038)     (861,034)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (7,579)          (26)
  Partnership's contribution to unconsolidated ventures. . . . . .    (125,000)        --
                                                                   -----------   -----------

        Net cash provided by investing activities. . . . . . . . .     992,318       142,894
                                                                   -----------   -----------

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .   2,479,965       383,252
  Principal payments on long-term debt . . . . . . . . . . . . . .     (45,811)      (80,462)
  Distributions to limited partners. . . . . . . . . . . . . . . . (68,102,270)     (600,020)
                                                                  ------------   -----------

          Net cash used in financing activities. . . . . . . . . . (65,668,116)     (297,230)
                                                                  ------------   -----------

          Net decrease in cash and cash
            equivalents. . . . . . . . . . . . . . . . . . . . . . (63,858,486)     (211,070)

          Cash and cash equivalents, beginning of period . . . . .  84,869,716     1,061,308
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 21,011,230       850,238
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  1,275,456     2,342,701
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========






                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Animas Valley Mall Associates ("Animas") (note 3(b)). The effect of all transactions between the Partnership and its venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in Royal Executive Park - I ("Royal Executive Park") (note 3(c)) and JMB-40 Broad Street Associates ("Broad Street") (note 3(d)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Royal Executive Park, or of Broad Street.

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the three months ended March 31 is summarized as follows:
                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------
Net earnings
 (loss). . . . .$1,039,383  (167,956)  1,416,767   (52,251)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .$     6.65     (1.07)       9.17      (.31)
                ==========  ========   =========  ========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less, ($21,011,230 and $84,869,716 at March 31, 1995 and December 31, 1994,
respectively), as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As more fully discussed in note 2(a), due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, as of December 31, 1994, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     Certain amounts in the 1994 consolidated financial statements have been reclassed to conform to the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)  INVESTMENT PROPERTIES

     (a)  Pasadena Town Square Mall

     The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the Pasadena Town Square. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. The Partnership believes that the addition of another department store to this property would enhance the competitive position of this property within the

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


immediate retail market resulting in improved operating results. In 1993, the Partnership commenced a minor mall enhancement program which included remodeling the food court. The program (with a cost of approximately $500,000) was completed in 1994. In addition, the Partnership is considering a program to repair the property's roof and parking lot. The total cost of the repair work would be approximately $1,700,000. Such amount would be partially recoverable from tenants pursuant to provisions in their leases. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the high likelihood of the return of such additional investment plus a reasonable profit thereon. Consequently, there is no assurance that the addition of a department store or the commencement of the capital repair projects will ultimately occur.

     The Partnership continues to hold discussions with the mortgage lender regarding a refinancing and/or extension of the mortgage loan on the property (which matured in January 1995). However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note.
During negotiations, the Partnership currently remits debt service payments based on the cash generated by the investment property. The lender has notified the Partnership of its demand for payment of all sums owed. Based on the property operating and market conditions discussed above and if the Partnership is unable to obtain a loan refinancing and/or extension on economic terms which would provide for a high likelihood of return of any additional investment plus a reasonable profit thereon, the Partnership may decide not to commit any significant further amounts of capital to this property. As a result, the lender would likely obtain title to the property and the Partnership would no longer have an ownership interest. Therefore, due to the factors discussed above and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994 recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related
non-recourse financing.   In such event, the Partnership would recognize a
gain for financial reporting and a gain for Federal income tax reporting purposes without any net realizable proceeds.

     (b)  North Hills Mall

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

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on the property which matures in July 1995. However, there is no assurance that the partnership will obtain a refinancing and/or extension of all or substantially all of the mortgage note.

     In February 1994, the Partnership sold its remaining land outparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain the net sale proceeds in its working capital. The Partnership recognized a gain of $517,128 for financial reporting purposes and a gain of $518,710 for Federal income tax purposes for the year ended 1994.


(3)  VENTURE AGREEMENTS

     (a) General

     The Partnership at March 31, 1995 is a party to three joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the joint venture agreement and management of the property. Under the terms of the settlement, the joint venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. Such disposition payment, approximately $153,000 at March 31, 1995, decreases annually on January 1 to $92,000 in 1996 and thereafter. Under certain limited disposition events, the disposition payment amount can be further reduced or eliminated.

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1993 (approximately $2,100,000). As of the date of this report, no excess cash flow has been paid to the lender. In addition, the joint venture agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership has been actively marketing the property for sale. In February 1995, the joint venture entered into a non-binding letter of intent to sell its interest in the Animas Valley Mall on an all cash basis. The prospective purchaser has completed its due diligence review. The Partnership and prospective purchaser are currently negotiating a final price and documentation for the sale of the property. In addition, the lender has agreed to extend the maturity date of the underlying loan to July 1, 1995 and has also agreed to an increase in the Partnership's participation in the sale proceeds in excess of the principal balance. The joint venture continues to remit debt service at the 8% pay rate. There are no assurances that the joint venture will be successful in finalizing the sale of the property. Based upon current negotiations, if the Partnership is successful in finalizing this sale, the net sale proceeds the Partnership would retain would be less than $1 million. If the Partnership is unsuccessful in its efforts to sell or refinance the property, the Partnership has decided not to commit additional capital to the joint venture. Therefore, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

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

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, a former affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In December 1994, the above affiliated property manager of the General Partner of the Partnership was sold, and its interest in its management contracts assigned, to an unaffiliated third party. In addition, the former affiliate assumed the leasing responsibilities for the property.

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

The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 and net capital contributions by the Partnership and the joint venture partner totalling $503,844 (contributed in their respective ownership percentages).

     (d)  40 Broad Street

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

     The downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. Rental rates in the downtown market are currently at depressed levels and this can be expected

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near-term.

     Until December 1994, the property was managed by a former affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property (see note 5).


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

      An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time that profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through March 31, 1995, a portion of the General Partners' distributions have been deferred (note 5).

    The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disburseable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership,

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. Therefore, in accordance with the Partnership agreement, the General Partners have deferred the receipt of certain sale proceeds ($3,481,000 or approximately $23 per Interest) from the Partnership in connection with the sale of the Towne Square Mall and Collin Creek Mall.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended March 31, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                   March 31,
                              1995       1994        1995
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $108,816   164,303         6,914
Insurance commissions. . .       462     --             --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .    26,785       567         6,230
                            --------   -------        ------
                            $136,063   164,870        13,144
                            ========   =======        ======

     North Hills Mall, Pasadena Town Square and Animas Valley Mall are managed by an affiliate of the General Partners. Royal Executive Park (note 3(c)) and 40 Broad Street (note 3(d)) are managed by a former affiliate of the General Partners. In December 1994, the former affiliate of the General Partner was sold, and its interest in its management contracts assigned, to an unaffiliated third party.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1994 and through the first quarter of 1995, such costs aggregated $157,029 and $76,167, respectively, all of which was paid at March 31, 1995.

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,619,714 at March 31, 1995 (approximately $64 per interest). In addition, the General Partners have deferred certain sale proceeds of $3,481,080 (approximately $23 per Interest) from the Partnership as more fully described in note 4. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(6)  SALE OF INVESTMENT PROPERTY

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


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

      The summary income statement information for the Royal Executive Park and Broad Street ventures for the three months ended March 31, 1995 and 1994 is as follows:

                                         1995         1994
                                     ----------    ----------

     Total income. . . . . . . . .   $2,404,852     2,913,429
                                     ==========    ==========
     Operating earnings. . . . . .   $  294,911       466,738
                                     ==========    ==========
     Net earnings to Partnership .   $   58,619       163,184
                                     ==========    ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     During February 1995, approximately $68,100,000 was distributed to the Limited Partners, substantially all of which represented sales proceeds from the December 1994, sale of the Collin Creek Mall as discussed below. The Partnership has retained a portion of the Collin Creek Mall sales proceeds as working capital as also discussed below. At March 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of $21,011,230. Bank overdrafts of $2,863,217 as of March 31, 1995 have been subsequently repaid as of April 1995. Such remaining funds and short-term investments of approximately $1,746,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, any payments to the Animas joint venture partner should the property be disposed without any proceeds to the Partnership as discussed below and to fund any cash flow deficits at Royal Executive Park as discussed below. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $1,848,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $3,833,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider the Pasadena Town Square and the Animas Valley Mall investment properties to be a significant source of long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below. As more fully described in Note 6, the Partnership sold the Collin Creek Mall in December 1994. In addition, the Animas joint venture has entered into a non-binding letter of intent to sell the Animas Valley Mall, as more fully discussed below. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Currently, as more fully discussed below, the Partnership is exploring the addition of a major department store at each of the North Hills Mall and the Pasadena Town Square shopping center which, if undertaken, may require the Partnership to commit a substantial amount of capital. Also, the Partnership may need to commit capital for its share of leasing costs associated with the vacant space at the Royal Executive Park office building as discussed below. In addition, the Partnership may decide to pay down portions of indebtedness in order to achieve loan extensions on the non-recourse mortgage loans at Pasadena Town Square (which matured January 1995) and North Hills Mall (which matures in July 1995). Any decision to commit additional amounts to these investment properties for any purpose will be based on, among other things, the high likelihood of return of such additional investment plus a reasonable profit thereon. Future distributions from sales or operations will be dependent upon a combination of the operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.
The Partnership currently expects, however, to maintain a $4 per interest per quarter distribution from operations to the Limited Partners in 1995.

     Overall cash flow returns at 40 Broad Street for the next few years are expected to be lower than in previous years. The Partnership will continue its aggressive leasing program; however, the downtown New York City market remains extremely competitive due to the significant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competition for tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term.

     The Partnership sold the Collin Creek Mall on December 29, 1994. The mortgage loan secured by the property was satisfied in full from proceeds of the sale. Reference is made to Note 6 for a further description of this sale.

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

     The Partnership is currently seeking a refinancing and/or extension of the mortgage loan on North Hills Mall which matures in July 1995. However, there is no assurance that the Partnership will obtain a refinancing of all or substantially all of the mortgage note. In February 1994, the Partnership sold its sole remaining land outparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership has retained the net sale proceeds in its working capital.

     The Pasadena Town Square trade area population consists primarily of lower to moderate income residents. The local economy had been severely affected by the recession and has been slow to recover. Many of the trade area residents are employed by local petro-chemical plants which continue to reduce their labor force as that industry continues to restructure and consolidate in order to be more competitive. In addition, the property has been subjected to increased competition for shoppers and tenants from new and recently renovated retail properties within the trade area. As a result, tenant sales at the property have decreased over the last several years. Over the next two years, tenant leases covering approximately 42,000 square feet or approximately 17% of the Partnership's owned leasable square footage expire. Due to recent poor sales performance, many of these tenants are electing not to renew their leases or are renewing at lower rental rates. Occupancy of the property has declined to 72% at March 31, 1995 from 85% at December 31, 1993. Several other tenants whose leases are not due to expire in the near term, have approached the Partnership seeking reductions in the amount of rent they must pay. The Partnership has granted relief to certain tenants which could demonstrate that without a reduction in their rent, they would no longer be able to remain in business in the Mall. Any decision to grant rent reductions is made on a case by case basis. As a result of these market and property operating conditions, the property's cash flow from operations prior to capital expenditures is expected to decline for a period of time.

     The Partnership has taken certain measures and is exploring others in an attempt to stem recent operating declines at the Pasadena Town Square Shopping Center. Such measures include, as discussed more fully below, the performance of certain enhancement programs and the possible addition of a third major department store. There are no assurances, however, that this will ultimately occur or that it will have an immediate positive impact on occupancy or the rental rates achieved upon releasing vacant or expiring space at the property. The Partnership is continuing discussions with a major department store owner concerning the construction and operation of a store at the property. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. The Partnership believes that the addition of another department store to this property would enhance the competitive position of this property within the immediate retail market resulting in improved operating results. There is no assurance, however, that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which included remodeling the food court. The program cost approximately $500,000 and was completed in 1994. In addition, the Partnership is considering a program to repair the property's roof and parking lot. The total cost of the repair work is expected to be approximately $1,700,000. The work to be incurred in 1995 has been included in the budgeted improvement costs described above. The total five-year project cost would be partially recoverable from tenants pursuant to provisions in their leases. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the high likelihood of the recovery of such additional investment plus a reasonable profit thereon.

     The Partnership continues to hold discussions with the mortgage lender regarding a refinancing and/or extension of the mortgage loan on the Pasadena Town Square investment property (which matured in January 1995). However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note. During negotiations, the Partnership currently remits debt service payments based on the cash generated by the investment property. The lender has notified the Partnership of its demand for payment of all sums owed. Based on the property operating and market conditions discussed above and if the Partnership is unable to obtain a loan refinancing and/or extension on economic terms which would provide for a high likelihood of return of any additional investment plus a reasonable profit thereon, the Partnership may decide not to commit any significant further amounts of capital to this property. As a result, the lender would likely obtain title to the property and the Partnership would no longer have an ownership interest. Therefore, due to the factors discussed above and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sales, the Partnership, at December 31, 1994 recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then
outstanding balance of the related non-recourse financing.   In such event,
the Partnership would recognize a gain for financial reporting and a gain for Federal income tax reporting purposes without any net realizable proceeds.

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

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any excess cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1993 (approximately $2,100,000). As of the date of this report, no excess cash flow has been paid to the lender. In addition, the joint venture agreed to market this property for sale during the extension period. The lender has agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of the current principal balance of $27,000,000. In addition, the lender has expressed a willingness to finance a portion of the purchase price for a potential purchaser. The Partnership has been actively marketing the property for sale. In February 1995, the joint venture entered into a non-binding letter of intent to sell its interest in the Animas Valley Mall on an all cash basis. The prospective purchaser has completed its due diligence review. The Partnership and prospective purchaser are currently negotiating a final price and documentation for the sale of the property. In addition, the lender has agreed to extend the maturity date of the underlying loan to July 1, 1995 and has also agreed to an increase in the Partnership's participation in the sale proceeds in excess of the principal balance. The joint venture continues to remit debt service at the 8% pay rate. There are no assurances that the joint venture will be successful in finalizing the sale of the property. Based upon current negotiations, if the Partnership is successful in finalizing this sale, the net sale proceeds the Partnership would retain would be less than $1 million. If the Partnership is unsuccessful in its efforts to sell or refinance the property, the Partnership has decided not to commit additional capital to the joint venture. Therefore, assuming a sale cannot be achieved, and the lender is unwilling to provide further extensions to the loan, the joint venture will transfer title to the property to the lender. This would result in the Partnership recognizing a gain for Federal income tax and financial reporting purposes with no distributable proceeds. In addition, a disposition through a sale to a third party or transfer of title to the lender would result in a disposition payment to the joint venture partners as discussed above.

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

The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and contribution towards enhancement of its space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 net capital contributions by the Partnership and the joint venture partner totalling $503,844 (contributed in their respective ownership percentages).

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, a former affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In December 1994, the above affiliated property manager of the General Partner of the Partnership was sold, and its interest in its management contracts assigned, to an unaffiliated third party. In addition, the former affiliate assumed the leasing responsibilities for the property.

     The Southern Westchester County, New York office market (the competitive market for the building) is extremely competitive with a current vacancy rate of approximately 20%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow has been significantly reduced as a result of the lease expiration and subsequent move-out of New York Telephone, and the modification and extension of MCI's lease. Consequently, the Partnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. The Partnership has decided to retain approximately $15.7 million of the Collin Creek Mall sale proceeds (Note 6) in its working capital. These funds will be available, if necessary or deemed appropriate by the General Partners, for the programs to enhance the Partnership's properties as discussed above. As we have reported previously, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

    The aggregate decreased in cash and cash equivalents and short-term investments, at March 31, 1995 as compared to December 31, 1994, is due primarily to the February 1995 partial distribution of sale proceeds of $68,102,270 from the sale of Collin Creek Mall in 1994.

     The decrease in the balance of prepaid expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes from escrow deposits at Animas Valley Mall. See Note 3(b).

     The increase in accounts payable, at March 31, 1995 as compared to December 31, 1994, is primarily due to the timing of operating expenses and prepayment of rent at ceratin of the Partnership's properties.

     The decrease in accrued real estate taxes, at March 31, 1995 as compared to December 31, 1994, is primarily due to the timing of real estate tax payments at the North Hills Mall and Pasadena Town Square investment properties.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses,and amortization of deferred expenses for the three months ended March 31, 1995 as compared to the same period in 1994 is due primarily to the sale of the Collin Creek Mall in December 1994 (Note 6). The decrease in rental income is also partially due to lower occupancy levels and lower effective rents earned upon renewals at the Pasadena Town Square investment property. The decrease in depreciation expense is also due to the provision for value impairment of $8,434,103 which was recorded at December 31, 1994 relating to the Pasadena Town Square (Note 1).

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to the increase in the Partnership's average balance in U.S. Government obligations due to the temporary investment from sale proceeds of the Collin Creek Mall investment property.

     The increase in general and administrative for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to costs associated with the replacement or addition of new anchor tenants at both Pasadena Town Square and North Hills Mall investment properties as discussed in Notes 2(a) & (b).

The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to the MCI lease modification that included reduced rent at the Royal Executive Park investment property as more fully explained above and in Note 3(c).

     The gain in sale of investment property of $518,710 in 1994 is the result of the land outparcel sale at the North Hills Mall (Note 2(b)).




PART II.   OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(a) and 3(b) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of default (or alleged defaults) under, and/or current attempts to obtain refinancing, modification or extension of, mortgage loans secured by the Pasadena Town Square and Animas Valley Mall investment properties, which discussions are hereby incorporated herein by reference.

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                            1994                         1995
                                -------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    95%      95%      96%       95%    92%

2.  Pasadena Town Square
      Pasadena, Texas. . . .    84%      80%      73%       72%    72%

3.  Collin Creek Mall
      Plano, Texas . . . . .    92%      91%      97%       N/A    N/A

4.  Animas Valley Mall
      Farmington, New Mexico    90%      90%      90%       90%    91%

5.  Royal Executive Park
      Ryebrook, New York . .    78%      78%      78%       78%    78%

6.  40 Broad Street
      New York, New York . .    80%      86%      83%       83%    76%

- -----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 87% at March 31, 1994, 87% at June 30, 1994, 85% at
September 30, 1994, 89% at December 31, 1994 and 88% at March 31, 1995.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

   Response:

   (a)  Exhibits:

        4-A. Document relating to the mortgage loan secured by the Collin Creek Mall in Plano, Texas is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12140) dated March 19, 1993.

        4-B. Document relating to the mortgage loan secured by the Pasadena Town Square shopping center in Pasadena, Texas is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12140) dated March 19, 1993.

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

        10-F. Sale documents relating to the outparcel sale at the Animas Valley Mall in Farmington, New Mexico are hereby incorporated by reference to the Partnerships report for December 31, 1993 on Form 10-K (File No. 0-12140) dated March 25, 1994.

        10-G. Sale documents relating to the outparcel sale at the North Hills Mall in North Richard Hills, Texas are hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12140) dated March 25, 1994.

        10-H. Sale documents relating to the sale of the Collin Creek Mall in Plano, Texas are hereby incorporated by reference to the Partnership's report for December 29, 1994 on Form 8-K (File No. 0-12140) dated January 13, 1995.

        27.   Financial Data Schedule

   (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                          SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: May 11, 1995