Form 10-Q
period 1995-06-30
JMB INCOME PROPERTIES LTD X
filed 1995-08-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995     Commission File No. 0-12140




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3


Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations . . . . . . . . . . .     18




PART II  OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities . . . . . .     23


Item 5.  Other Information . . . . . . . . . . . . .     24


Item 6.  Exhibits and Reports on Form 8-K. . . . . .     25




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  1,751,211   84,869,716
  Short-term investments (note 1). . . . . . . . . . . . . . .     20,024,825    2,880,712
  Rents and other receivables, net of allowance
    for doubtful accounts of $150,863 in 1995 and
    $109,345 in 1994 . . . . . . . . . . . . . . . . . . . . .        703,191      455,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          88,265
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .         53,159       35,190
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     22,532,386   88,329,176
                                                                 ------------  -----------
Investment properties, at cost (notes 1, 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,812,677    8,486,896
  Buildings and improvements . . . . . . . . . . . . . . . . .     44,287,936   80,610,282
                                                                 ------------  -----------
                                                                   50,100,613   89,097,178
  Less accumulated depreciation. . . . . . . . . . . . . . . .     17,689,807   31,896,865
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     32,410,806   57,200,313
Investment in unconsolidated ventures, at equity (notes 1, 3 and 7) 24,039,321  24,030,924
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         60,190       78,319
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        860,176    1,071,784
                                                                 ------------  -----------

                                                                 $ 79,902,879  170,710,516
                                                                 ============  ===========

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                    JUNE 30,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . .   $    769,494      383,252
  Current portion of long-term debt
    (notes 2 and 3(b)) . . . . . . . . . . . . . . . . . . . .     22,185,858   49,254,780
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        551,534      400,600
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        570,493    2,644,247
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        684,201    1,448,958
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     24,761,580   54,131,837

Tenant security deposits . . . . . . . . . . . . . . . . . . .         13,745       19,844
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2 and 3)

        Total liabilities. . . . . . . . . . . . . . . . . . .     24,775,325   54,151,681

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      1,473,217    1,367,150
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                    1,224,217    1,118,150
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     81,039,777   73,874,835
    Cumulative cash distributions. . . . . . . . . . . . . . .   (162,787,520) (94,085,230)
                                                                 ------------  -----------
                                                                   53,903,337  115,440,685
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     55,127,554  116,558,835
                                                                 ------------  -----------
                                                                 $ 79,902,879  170,710,516
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 4,041,658    7,356,489   8,456,779   15,112,472
  Interest income. . . . . . . . . . . . .     318,940       34,806   1,380,599       62,494
                                           -----------   ---------- -----------   ----------
                                             4,360,598    7,391,295   9,837,378   15,174,966
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   1,268,474    2,048,754   2,543,420    4,201,083
  Depreciation . . . . . . . . . . . . . .     621,386    1,120,965   1,242,771    2,238,570
  Property operating expenses. . . . . . .   2,285,739    3,499,887   4,639,966    7,094,691
  Professional services. . . . . . . . . .      99,758       44,760     167,852      111,050
  Amortization of deferred expenses. . . .      11,613       37,270      27,084       73,981
  General and administrative . . . . . . .     140,285       86,633     302,178      167,692
                                           -----------   ---------- -----------   ----------
                                             4,427,255    6,838,269   8,923,271   13,887,067
                                           -----------   ---------- -----------   ----------
         Operating earnings (loss) . . . .     (66,657)     553,026     914,107    1,287,899

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . .     139,178      264,790     197,797      427,974
                                           -----------   ---------- -----------   ----------
        Net operating earnings . . . . . .      72,521      817,816   1,111,904    1,715,873

Gain on sale of investment properties
  (notes 2(b) and 3(b)). . . . . . . . . .   3,939,497        --      3,939,497      518,710
Extraordinary item (note 3(b)) . . . . . .   2,219,608        --      2,219,608        --
                                           -----------   ---------- -----------   ----------
        Net earnings . . . . . . . . . . . $ 6,231,626      817,816   7,271,009    2,234,583
                                           ===========   ========== ===========   ==========

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
  Net earnings per limited partnership
   interest (note 1):
     Net operating earnings. . . . .       $       .46         5.24        7.11        10.98
     Gain on sale of investment properties       26.00        --          26.00         3.42
     Extraordinary item. . . . . . .             14.65        --          14.65        --
                                           -----------   ---------- -----------   ----------
   Net earnings. . . . . . . . . . .       $     41.11         5.24       47.76        14.40
                                           ===========   ========== ===========   ==========
   Cash distributions per limited
     partnership interest. . . . . .       $      4.00         4.00      458.00         8.00
                                           ===========   ========== ===========   ==========





















                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . $ 7,271,009     2,234,583
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,242,771     2,238,570
    Amortization of deferred expenses. . . . . . . . . . . . . . .      27,084        73,981
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .    (197,797)      153,935
    Gain on sale of investment properties. . . . . . . . . . . . .  (3,939,497)     (518,710)
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . .  (2,219,608)        --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .    (247,898)       90,040
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (17,969)      (13,990)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      88,265       233,119
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      15,753      (254,457)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     150,934        59,323
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     145,854      (101,542)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (764,757)   (1,220,875)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (6,099)       (6,687)
                                                                   -----------   -----------

        Net cash provided by operating activities. . . . . . . . .   1,548,045     2,967,290
                                                                   -----------   -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .     800,000       567,897
  Net sales and maturities (purchases) of short-term investments . (17,144,113)      993,796
  Additions to investment properties . . . . . . . . . . . . . . .    (117,912)   (1,714,121)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (8,955)      (13,010)
  Partnership's distribution from unconsolidated ventures. . . . .     314,400         --
  Partnership's contribution to unconsolidated ventures. . . . . .    (125,000)        --
                                                                   -----------   -----------

        Net cash used in investing activities. . . . . . . . . . . (16,281,580)     (165,438)
                                                                   -----------   -----------

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .     386,242         --
  Principal payments on long-term debt . . . . . . . . . . . . . .     (68,922)     (142,407)
  Distributions to limited partners. . . . . . . . . . . . . . . . (68,702,290)   (1,200,040)
                                                                  ------------   -----------

          Net cash used in financing activities. . . . . . . . . . (68,384,970)   (1,342,447)
                                                                  ------------   -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . . (83,118,505)    1,459,405

          Cash and cash equivalents, beginning of year . . . . . .  84,869,716     1,061,308
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$  1,751,211     2,520,713
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  2,397,566     4,302,625
                                                                  ============   ===========
  Non-cash investing and financing activities:

    Sale of investment properties (notes 2(b) and 3(b)):
      Total sale proceeds, net of selling expenses . . . . . . . .$ 27,800,000       567,897
      Principal balance due on mortgage payable. . . . . . . . . . (27,000,000)        --
                                                                  ------------   -----------
          Cash proceeds from sale of investment properties,
            net of selling expenses. . . . . . . . . . . . . . . .$    800,000       567,897
                                                                  ============   ===========
    Extraordinary item non-cash gain recognized on forgiveness of indebtedness (note 3(b)):
                                                                  $  2,219,608         --
                                                                  ============   ===========



                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the six months ended June 30 is summarized as follows:
                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------
Net earnings
 (loss). . . . .$7,271,009 1,027,758   2,234,583  (104,502)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .$    47.76      6.94       14.40      (.62)
                ==========  ========   =========  ========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less, ($1,751,211 and $84,869,716 at June 30, 1995 and December 31, 1994,
respectively), as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  INVESTMENT PROPERTIES

     (a)  Pasadena Town Square Mall

     The Partnership is continuing discussions with a major department store owner concerning the opening of a store at the Pasadena Town Square. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. The Partnership believes that the addition of another department store to this property would enhance the competitive position of this property within the

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


immediate retail market resulting in improved operating results. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. However, there is no assurance that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which included remodeling the food court. The program (with a cost of approximately $500,000) was completed in 1994.

     The Partnership continues to hold discussions with the mortgage lender regarding a refinancing and/or extension of the mortgage loan on the property (which matured in January 1995). However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note.
During negotiations, the Partnership currently remits debt service payments based on the cash generated by the investment property. As a result, the lender had a receiver appointed to oversee the property management obligations which are being performed by an affiliate of the General Partner. The lender has notified the Partnership of its demand for payment of all sums owed. In June 1995, the lender commenced proceedings to realize upon its mortgage security. Based on the current property operating and market conditions discussed above and if the Partnership is unable to obtain a loan refinancing and/or extension on economic terms which the Partnership could reasonably expect the return of any additional investment plus a reasonable profit thereon, the Partnership has decided not to commit any significant further amounts of capital to this property. As a result, the lender would likely realize upon its security and obtain title to the property and the Partnership would no longer have an ownership interest. In the event of a transfer of ownership interest to the lender, the Partnership would recognize a gain for financial reporting and a gain for Federal income tax reporting purposes without any net realizable proceeds. Therefore, due to the factors discussed above and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994 recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     (b)  North Hills Mall

     The Partnership continues to seek the replacement of a major tenant, which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit
substantial capital.   Any decision to commit additional funds to this
investment property for these purposes will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. The Partnership believes the replacement of the major tenant and/or addition of another major department store to this center would greatly enhance the competitive position of this center within the North Richland Hills (Dallas) retail market. However, there can be no assurance that such replacement and/or addition will ultimately occur.

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

     The Partnership and the mortgage lender have agreed to extend the July 1, 1995 maturity date of the mortgage loan on the property until November 1, 1995. During this four month extension, the Partnership is required to pay monthly principal and interest payments of $250,000. The interest rate of 12.5% will remain unchanged during this time. As a result, the Partnership will paydown principal of approximately $675,000 of the outstanding mortgage loan. The Partnership is still currently seeking a refinancing of the mortgage loan. However, there is no assurance that the Partnership will obtain a refinancing or additional extension of all or substantially all of the mortgage note by the maturity date.

     In February 1994, the Partnership sold its remaining land outparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership retained the net sale proceeds in its working capital. The Partnership recognized a gain of $517,128 for financial reporting purposes and a gain of $518,710 for Federal income tax purposes for the year ended 1994.


(3)  VENTURE AGREEMENTS

     (a) General

     The Partnership at June 30, 1995 is a party to three joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the joint venture agreement and management of the property. Under the terms of the settlement, the joint venture partner has contributed approximately $404,000 to the joint venture and relinquished its approval rights in connection with the business affairs of the joint venture. The unaffiliated venture partner has retained certain approval rights in connection with a sale or refinancing of the property. The Partnership, in return, has agreed to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. On June 16, 1995, the joint venture acquired a 99% interest in RIC Wausau Associates, L.L.C., a Wisconsin limited liability company ("LLC"), which owns an unimproved land parcel, for the sum of $75,000. On

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


June 22, 1995, this interest in the LLC was assigned via a tax-free exchange to the unaffiliated joint venture partner in return for the relinquishment of its entire interest in the joint venture. As a result, the disposition payment, of $153,000 at June 22, 1995, is no longer a contingent obligation of the Partnership. Concurrently, the Partnership sold 1% of its interest in the joint venture to admit an affiliate of the General Partner of the Partnership, into the joint venture.

     In April 1992, the joint venture finalized a modification of the existing long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with the January 1991 payment, was obligated to pay debt service of interest only installments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture has paid debt service in 1991, 1992, 1993 and through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum.

Any excess cash flow generated by the property during this period is payable to the lender quarterly towards interest accrued as of December 31, 1994 (approximately $2,200,000). As of the date of sale, no excess cash flow was paid to the lender. In addition, the joint venture agreed to market this property for sale during the extension period. The lender agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of $27,000,000 (as defined). The lender agreed to further extend the maturity date to July 1, 1995 and subsequently to September 1, 1995 under the prior modification terms. In addition, the lender agreed to increase the joint ventures participation in the net sale proceeds in excess of the $27,000,000 (as defined). On June 30, 1995, the joint venture sold the land, related improvements and personal property of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The aggregate sale price of the above was $27,800,000 (before selling costs and prorations), all of which was paid in cash at closing. A majority of the cash proceeds ($27,000,000) was utilized to retire the first mortgage secured by the improved property. The Partnership recognized a gain of $3,939,497 on the sale of the investment properties and an extraordinary gain of $2,219,608 on the forgiveness of debt for financial reporting purposes. The Partnership expects to recognize a gain for Federal income tax purposes in 1995.

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

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, a former affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, the former affiliate assumed the leasing responsibilities for the property. In December 1994, such affiliated property manager of the General Partner of the Partnership was sold, and its interest in its management contracts assigned, to an unaffiliated third party.

     MCI Realty, Inc. ("MCI"), which has two leases at Royal Executive Park, comprising of 180,000 square feet and 30,000 square feet, respectively, had approached the joint venture seeking a current rent reduction in return for a lease extension beyond its prior lease expiration date of March 31, 1998 on its 180,000 square foot lease. During the second quarter of 1994, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 and net capital contributions by the Partnership and the joint venture partner totalling $503,844 (contributed in their respective ownership percentages).

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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through June 30, 1995, a portion of the General Partners' distributions have been deferred (note 5).

    The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disburseable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership,

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. Therefore, in accordance with the Partnership agreement, the General Partners have deferred the receipt of certain sale proceeds ($3,503,000 or approximately $23 per Interest) from the Partnership in connection with the sale of the Towne Square Mall, Collin Creek Mall and Animas Valley Mall.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                   June 30,
                              1995       1994        1995
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $184,534   332,241        9,283
Insurance commissions. . .    28,951    38,087         --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .    43,311    11,527        6,754
                            --------   -------       ------
                            $256,796   381,855       16,037
                            ========   =======       ======

     North Hills Mall, Pasadena Town Square and Animas Valley Mall (prior to its sale in June 1995) are managed by an affiliate of the General Partners. Royal Executive Park (note 3(c)) and 40 Broad Street (note 3(d)) are managed by a former affiliate of the General Partners. In December 1994, the former affiliate of the General Partner was sold, and its interest in its management contracts assigned, to an unaffiliated third party.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1994 and through the second quarter of 1995, such costs aggregated $157,029 and $198,455, respectively, all of which was paid at June 30, 1995.

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,753,052 at June 30, 1995 (approximately $65 per interest). In addition, the General Partners have deferred certain sale proceeds of $3,503,000 (approximately $23 per Interest) from the Partnership as more fully described in note 4. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third party, rather than reimbursement to the Managing General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.


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


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

      The summary income statement information for the Royal Executive Park and Broad Street ventures for the six months ended June 30, 1995 and 1994 is as follows:

                                         1995         1994
                                     ----------    ----------

     Total income. . . . . . . . .   $5,186,359     6,282,229
                                     ==========    ==========
     Operating earnings. . . . . .   $  697,292       969,345
                                     ==========    ==========
     Net earnings to Partnership .   $  197,797       427,974
                                     ==========    ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     During February 1995, approximately $68,100,000 was distributed to the Limited Partners, substantially all of which represented sales proceeds from the December 1994, sale of the Collin Creek Mall as discussed below. The Partnership has retained a portion of the Collin Creek Mall sales proceeds as working capital as also discussed below. At June 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,751,000. Such remaining funds and short-term investments of approximately $20,025,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and to fund any cash flow deficits at Royal Executive Park as discussed below. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $971,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $2,454,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. However, the Partnership does not consider the Pasadena Town Square investment property to be a significant source of long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below. As more fully described in Notes 6 and 3(b), the Partnership sold the Collin Creek Mall in December 1994 and Animas Valley Mall in June 1995. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Currently, as more fully discussed below, the Partnership is exploring the addition of a major department store at each of the North Hills Mall and the Pasadena Town Square shopping center which, if undertaken, may require the Partnership to commit a substantial amount of capital. Also, the Partnership may need to commit capital for its share of leasing costs associated with the vacant space at the Royal Executive Park office building as discussed below. In addition, the Partnership may decide to pay down portions of indebtedness in order to achieve loan extensions on the non-recourse mortgage loans at North Hills Mall (which matured in July
1995). Any decision to commit additional amounts to this investment property for any purpose will be based on, among other things, the likelihood of return of such additional investment plus a reasonable profit thereon. Future distributions from sales or operations will be dependent upon a combination of the operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.
The Partnership currently expects, however, to maintain a $4 per interest per quarter distribution from operations to the Limited Partners in 1995.

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

     The Partnership continues to seek the replacement of a major tenant, which owns its own store, at the North Hills Mall with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Any decision to commit additional funds to this investment property for these purposes will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. However, there can be no assurance that such replacement and/or addition will ultimately occur. The Partnership is in the third year of a five year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,500,000. The work scheduled to be incurred in 1995 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership and the mortgage lender agreed to extend the July 1, 1995 maturity date of the mortgage loan on the property until November 1, 1995. During this four month extension, the Partnership is required to pay monthly principal and interest payments of $250,000. The interest rate of 12.5% will remain unchanged during this time. As a result, the Partnership will paydown principal of approximately $675,000 of the outstanding mortgage loan. The Partnership is still currently seeking a refinancing of the mortgage loan. However, there is no assurance that the Partnership will obtain a refinancing of all or substantially all of the mortgage note.

In February 1994, the Partnership sold its sole remaining land outparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership has retained the net sale proceeds in its working capital.

     The Pasadena Town Square trade area population consists primarily of lower to moderate income residents. The local economy had been severely affected by the recession and has been slow to recover. Many of the trade area residents are employed by local petro-chemical plants which continue to reduce their labor force as that industry continues to restructure and consolidate in order to be more competitive. In addition, the property has been subjected to increased competition for shoppers and tenants from new and recently renovated retail properties within the trade area. As a result, tenant sales at the property have decreased over the last several years. Over the next two years, tenant leases covering approximately 42,000 square feet or approximately 17% of the Partnership's owned leasable square footage expire. Due to recent poor sales performance, many of these tenants are electing not to renew their leases or are renewing at lower rental rates. Occupancy of the property has declined to 72% at June 30, 1995 from 85% at December 31, 1993. Several other tenants whose leases are not due to expire in the near term, have approached the Partnership seeking reductions in the amount of rent they must pay. The Partnership has granted relief to certain tenants which could demonstrate that without a reduction in their rent, they would no longer be able to remain in business in the Mall. Any decision to grant rent reductions is made on a case by case basis. As a result of these market and property operating conditions, the property's cash flow from operations prior to capital expenditures is expected to decline for a period of time.

     The Partnership has taken certain measures and is exploring others in an attempt to stem recent operating declines at the Pasadena Town Square Shopping Center. Such measures include, as discussed more fully below, the performance of certain enhancement programs and the possible addition of a third major department store. There are no assurances, however, that this will ultimately occur or that it will have an immediate positive impact on occupancy or the rental rates achieved upon releasing vacant or expiring space at the property. The Partnership is continuing discussions with a major department store owner concerning the construction and operation of a store at the property. In order to add another department store at this center, the Partnership would likely need to commit a substantial amount of capital. The Partnership believes that the addition of another department store to this property would enhance the competitive position of this property within the immediate retail market resulting in improved operating results. There is no assurance, however, that the addition of a department store will ultimately occur. In 1993, the Partnership commenced a minor mall enhancement program which included remodeling the food court. The program cost approximately $500,000 and was completed in 1994. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the likelihood of the recovery of such additional investment plus a reasonable profit thereon.

     The Partnership continues to hold discussions with the Pasadena mortgage lender regarding a refinancing and/or extension of the mortgage loan on the property (which matured in January 1995). However, there is no assurance that the Partnership will obtain a refinancing of the mortgage note. During negotiations, the Partnership currently remits debt service payments based on the cash generated by the investment property. As a result, the lender had a receiver appointed to oversee the property management obligations which are being performed by an affiliate of the General Partner. The lender has notified the Partnership of its demand for payment of all sums owed. In June 1995, the lender commenced proceedings to realize upon its mortgage security. Based on the current property operating and market conditions discussed above and if the Partnership is unable to obtain a loan refinancing and/or extension on economic terms which the Partnership could reasonably expect the return of any additional investment plus a reasonable profit thereon, the Partnership has decided not to commit any significant further amounts of capital to this property. As a result, the lender would likely realize upon its security and obtain title to the property and the Partnership would no longer have an ownership interest. In the event of a transfer of ownership interest to the lender, the Partnership would recognize a gain for financial reporting and a gain for Federal income tax reporting purposes without any net realizable proceeds. Therefore, due to the factors discussed above and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994 recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     The Partnership through the joint venture sold the Animas Valley Mall and a related land outparcel on June 30, 1995. The mortgage loan secured by the property was satisfied in full from proceeds of the sale. Reference is made to Note 3(b) for a further description of this sale.

     MCI Realty, Inc. ("MCI"), which has two leases at Royal Executive Park, comprising of 180,000 square feet and 30,000 square feet, respectively, had approached the Royal Executive Park joint venture seeking a current rent reduction in return for a lease extension beyond its current lease expiration date of March 31, 1998 on its existing 180,000 square foot lease. During the second quarter of 1994, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. The Partnership has decided to retain approximately $15.7 million of the Collin Creek Mall and $800,000 of the Animas Valley Mall sale proceeds Notes 6 and 3(b) in its working capital. These funds will be available, if necessary or deemed appropriate by the General Partners, for the programs to enhance the Partnership's properties as discussed above. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

    The aggregate decreased in cash and cash equivalents and short-term investments, at June 30, 1995 as compared to December 31, 1994, is due primarily to the February 1995 partial distribution of sale proceeds of $68,102,270 from the sale of Collin Creek Mall in 1994.

     The increase in rents and other receivables, at June 30, 1995 as compared to December 31, 1994, is due primarily to the timing of receipt of 1994 expense recoveries at certain of the Partnership's investment properties

     The decrease in the balance of prepaid expenses at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The decrease in land, buildings and improvements, accumulated depreciation, accrued rents receivable, current portion of long-term debt and accrued interest, at June 30, 1995 as compared to December 31, 1994, is due primarily to the sale of the Animas Valley Mall and a related land outparcel in June 1995 (Note 3(b)).

     The increase in accounts payable, at June 30, 1995 as compared to December 31, 1994, is primarily due to the timing of operating expenses and prepayment of rent at certain of the Partnership's properties.

     The decrease in accrued real estate taxes, at June 30, 1995 as compared to December 31, 1994, is primarily due to the timing of real estate tax payments at the North Hills Mall and Pasadena Town Square investment properties.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, and amortization of deferred expenses for the three months ended June 30, 1995 as compared to the same period in 1994 is due primarily to the sale of the Collin Creek Mall in December 1994 (Note 6). The decrease in rental income is also partially due to lower occupancy levels and lower effective rents earned upon renewals at the Pasadena Town Square investment property. The decrease in depreciation expense is also due to the provision for value impairment of $8,434,103 which was recorded at December 31, 1994 relating to the Pasadena Town Square (Note 1).

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due to the increase in the Partnership's average balance in U.S. Government obligations due to the temporary investment of proceeds from the Collin Creek Mall investment property sale.

     The increase in general and administrative for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to costs associated with the attempted replacement or addition of new anchor tenants at both Pasadena Town Square and North Hills Mall investment properties as discussed in Notes 2(a) and
(b).

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due primarily to the MCI lease modification that included reduced rent at the Royal Executive Park investment property as more fully explained above and in Note 3(c).

     The gain on sale of investment property of $518,710 in 1994 is the result of the land outparcel sale at the North Hills Mall in June 1995 (Note 2(b)).

     The gain on sale of investment property of $3,939,497 and the extraordinary item of $2,219,608 in 1995 are due to the result of the sale of the Animas Valley Mall and a related land outparcel in June 1995 (Note 3(b)).



PART II.   OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Note 2(a) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of default (or alleged defaults) under, and/or current attempts to obtain refinancing, modification or extension of, mortgage loan secured by the Pasadena Town Square which discussions are hereby incorporated herein by reference.

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                            1994                         1995
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    95%      95%      96%       95%    92%    89%

2.  Pasadena Town Square
      Pasadena, Texas. . . .    84%      80%      73%       72%    72%    72%

3.  Collin Creek Mall
      Plano, Texas . . . . .    92%      91%      97%       N/A    N/A    N/A

4.  Animas Valley Mall
      Farmington, New Mexico    90%      90%      90%       90%    91%    N/A

5.  Royal Executive Park
      Ryebrook, New York . .    78%      78%      78%       78%    78%    78%

6.  40 Broad Street
      New York, New York . .    80%      86%      83%       83%    76%    76%

-----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 87% at March 31, 1994, 87% at June 30, 1994, 85% at
September 30, 1994, 89% at December 31, 1994, 88% at March 31, 1995 and 80% at June 30, 1995.

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

        10-I. Sale documents relating to the sale of Animas Valley Mall and a related land outparcel sale in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report for June 30, 1995 on Form 8-K (File No. 0-12140) dated July 14, 1995.

        27.   Financial Data Schedule

   (b) The following report on Form 8-K has been filed for the quarter covered by this report.

        (1) The Partnership's report on Form 8-K (File No. 0-12140) for June 30, 1995 (describing under Item 2 of such report, the Partnership's sale of the Animas Valley Mall and a related land outparcel sale) was filed. The report is dated July 14, 1995. No financial statements were required to be filed therewith.

                          SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: August 9, 1995