Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD X
filed 1995-11-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995       Commission File #0-12140




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

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                               -------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  2,938,191   84,869,716
  Short-term investments (note 1). . . . . . . . . . . . . . .     18,266,269    2,880,712
  Rents and other receivables, net of allowance
    for doubtful accounts of $87,307 in 1995 and
    $109,345 in 1994 . . . . . . . . . . . . . . . . . . . . .        808,426      455,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         87,721       88,265
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .          --          35,190
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     22,100,607   88,329,176
                                                                 ------------  -----------
Investment properties, at cost (notes 1, 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,812,677    8,486,896
  Buildings and improvements . . . . . . . . . . . . . . . . .     44,421,000   80,610,282
                                                                 ------------  -----------
                                                                   50,233,677   89,097,178
  Less accumulated depreciation. . . . . . . . . . . . . . . .     18,032,381   31,896,865
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     32,201,296   57,200,313
Investment in unconsolidated ventures, at equity
(notes 1, 3 and 7)                                                 14,917,578   24,030,924
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         51,344       78,319
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        866,429    1,071,784
                                                                 ------------  -----------

                                                                 $ 70,137,254  170,710,516
                                                                 ============  ===========

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                               -------------   -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . .   $    541,110      383,252
  Current portion of long-term debt
    (notes 2 and 3(b)) . . . . . . . . . . . . . . . . . . . .     21,675,350   49,254,780
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        278,364      400,600
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        787,194    2,644,247
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,026,302    1,448,958
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     24,308,320   54,131,837

Tenant security deposits . . . . . . . . . . . . . . . . . . .         14,245       19,844
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2 and 3)

        Total liabilities. . . . . . . . . . . . . . . . . . .     24,322,565   54,151,681

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      1,124,785    1,367,150
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                      875,785    1,118,150
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     72,675,364   73,874,835
    Cumulative cash distributions. . . . . . . . . . . . . . .   (163,387,540) (94,085,230)
                                                                 ------------  -----------
                                                                   44,938,904  115,440,685
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     45,814,689  116,558,835
                                                                 ------------  -----------
                                                                 $ 70,137,254  170,710,516
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 2,906,446    7,875,413  11,363,225   22,987,885
  Interest income. . . . . . . . . . . . .     324,284       55,703   1,704,883      118,197
                                           -----------   ---------- -----------   ----------
                                             3,230,730    7,931,116  13,068,108   23,106,082
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     739,151    2,046,353   3,282,571    6,247,436
  Depreciation . . . . . . . . . . . . . .     342,574    1,127,178   1,585,345    3,365,748
  Property operating expenses. . . . . . .   1,560,448    3,625,824   6,243,734   10,806,011
  Professional services. . . . . . . . . .      27,127        1,485     151,659      112,535
  Amortization of deferred expenses. . . .       8,846       37,224      35,930      111,205
  General and administrative . . . . . . .     140,972       67,299     443,150      202,213
  Provision for value impairment of
    Partnership's investment in
    unconsolidated venture
    (notes 1 and 3(c)) . . . . . . . . . .   9,300,000        --      9,300,000        --
                                           -----------   ---------- -----------   ----------
                                            12,119,118    6,905,363  21,042,389   20,845,148
                                           -----------   ---------- -----------   ----------
         Operating earnings (loss) . . . .  (8,888,388)   1,025,753  (7,974,281)   2,260,934

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . .     178,257      529,772     376,054      957,746
                                           -----------   ---------- -----------   ----------
        Net operating earnings (loss). . .  (8,710,131)   1,555,525  (7,598,227)   3,218,680

Gain on sale of investment properties
  (notes 2(b) and 3(b)). . . . . . . . . .       --           --      3,936,783      571,428
Extraordinary item (note 3(b)) . . . . . .       --           --      2,219,608        --
                                           -----------   ---------- -----------   ----------
        Net earnings (loss). . . . . . . . $(8,710,131)   1,555,525  (1,441,836)   3,790,108
                                           ===========   ========== ===========   ==========

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per limited
          partnership interest (note 1):
           Net operating earnings. . . . .  $   (55.74)        9.96      (48.63)       20.60
           Gain on sale of investment properties --           --          25.98         3.77
           Extraordinary item. . . . . . .       --           --          14.65        --
                                           -----------   ---------- -----------   ----------
         Net earnings (loss) . . . . . . . $    (55.74)        9.96       (8.00)       24.37
                                           ===========   ========== ===========   ==========
         Cash distributions per limited
           partnership interest. . . . . . $      4.00         4.00      462.00        12.00
                                           ===========   ========== ===========   ==========






















                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $(1,441,836)    3,790,108
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,585,345     3,365,748
    Amortization of deferred expenses. . . . . . . . . . . . . . .      35,930       111,205
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .     (61,654)     (375,837)
    Gain on sale of investment properties. . . . . . . . . . . . .  (3,936,783)     (571,428)
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . .  (2,219,608)        --
    Provision for value impairment . . . . . . . . . . . . . . . .   9,300,000         --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .    (353,133)      202,347
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .      35,190       (62,687)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         544       134,467
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       9,500      (381,686)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (122,236)      (94,276)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     362,555      (102,351)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (422,656)     (558,173)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (5,599)       (3,437)
                                                                   -----------   -----------

        Net cash provided by operating activities. . . . . . . . .   2,765,559     5,454,000
                                                                   -----------   -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .     797,286       620,615
  Net sales and maturities (purchases) of short-term investments . (15,385,557)   (1,417,958)
  Additions to investment properties . . . . . . . . . . . . . . .    (250,976)   (2,289,363)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (8,955)      (39,345)
  Partnership's contribution to unconsolidated ventures. . . . . .    (125,000)     (409,180)
                                                                   -----------   -----------

        Net cash used in investing activities. . . . . . . . . . . (14,973,202)   (3,535,231)
                                                                   -----------   -----------
                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .     157,858         --
  Principal payments on long-term debt . . . . . . . . . . . . . .    (579,430)     (217,136)
  Distributions to limited partners. . . . . . . . . . . . . . . . (69,302,310)   (1,800,060)
                                                                  ------------   -----------
          Net cash used in financing activities. . . . . . . . . . (69,723,882)   (2,017,196)
                                                                  ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . . (81,931,525)      (98,427)

          Cash and cash equivalents, beginning of year . . . . . .  84,869,716     1,061,308
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$  2,938,191       962,881
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  2,920,016     6,349,787
                                                                  ============   ===========
  Non-cash investing and financing activities:

    Sale of investment properties (notes 2(b) and 3(b)):
      Total sale proceeds, net of selling expenses . . . . . . . .$ 27,797,286         --
      Principal balance due on mortgage payable. . . . . . . . . . (27,000,000)        --
                                                                  ------------   -----------
          Cash proceeds from sale of investment properties,
            net of selling expenses. . . . . . . . . . . . . . . .$    797,286         --
                                                                  ============   ===========
    Extraordinary item:
      Non-cash gain recognized on forgiveness
       of indebtedness (note 3(b)) . . . . . . . . . . . . . . . .$  2,219,608         --
                                                                  ============   ===========







                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the nine months ended September 30 is summarized as follows:
                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS  TAX BASIS  GAAP BASIS TAX BASIS
                ----------  ---------  ---------- ---------
Net earnings
 (loss). . . . .$(1,441,836) 1,599,484  3,790,108  (156,753)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .$     (8.00)     10.45       24.37      (.93)
                ===========   ========   =========  ========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less, ($2,938,191 and $84,869,716 at September 30, 1995 and December 31,
1994, respectively), as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     As more fully discussed in note 3(c), due to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its now estimated recoverable value.

     Certain amounts in the 1994 consolidated financial statements have been reclassed to conform to the 1995 presentation.


(2)  INVESTMENT PROPERTIES

     (a)  Pasadena Town Square Mall

     The non-recourse first mortgage secured by the Pasadena Town Square Mall investment property matured in January, 1995. The Partnership continued to remit debt service payments to the lender based on the cash generated by the property while negotiating for an extension or refinancing of the loan. In 1995, the lender appointed a receiver to oversee the property management obligations which are being performed by an affiliate of the General Partner. The lender notified the Partnership of its demand for payment of all sums owed. Subsequent to the period covered in this report, further negotiations with the lender to obtain a loan refinancing and/or extension proved futile. The Partnership, after taking into consideration the costs to retain and/or add another anchor tenant and associated mall leasing difficulties, current and projected local economic conditions, decreasing sales and increased competition from new and recently renovated retail properties within the trade area of the investment property, decided not to commit any significant further amounts of capital to this property.

     Effective October 3, 1995, due to the Partnership's default in the payment of all amounts owed, the mortgage lender concluded proceedings to realize upon its mortgage security and obtained title to the property. Although the Partnership no longer has a ownership interest in Pasadena Town Square Mall, it has retained ownership of an approximately two acre unencumbered unimproved land outparcel adjacent to the property. The Partnership expects to recognize a gain of approximately $1,200,000 for financial reporting purposes and $2,600,000 for Federal income tax purposes in 1995 without any net realizable proceeds. Previously, due to the factors discussed above, and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994, recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

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

     The Partnership and the mortgage lender agreed to extend the July 1, 1995 maturity date of the mortgage loan on the property until November 1, 1995. During this four month extension, the Partnership was required to pay monthly principal and interest payments of $250,000. The interest rate of 12.5% mortgage loan remained unchanged during this time. Subsequently, on October 31, 1995, the mortgage loan was further extended until December 1, 1995 on the same terms. As a result, the Partnership, as of December 1, 1995, will accumulatively paydown principal of approximately $860,000. In October 1995, the Partnership received a loan commitment for replacement financing in the principal amount of $8,000,000 from a new lender. The projected interest rate will be at a rate per annum equal to the current U.S. Treasury bonds or other obligations having the nearest equivalent maturity of five years, plus 1-1/2%. The term will be for five years, and the monthly payments of principal and interest will be based on a 25 year amortization schedule. However, there is no assurance that such refinancing will be consummated or that an additional extension of all or substantially all of the existing mortgage loan will occur by the new maturity date.

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


(3)  VENTURE AGREEMENTS

     (a) General

     The Partnership at September 30, 1995 is a party to three joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (b)  Animas Valley Mall

     Operating profits and losses were allocated to the Partnership and the joint venture partner according to their respective contributions to fund operating deficits with any remaining losses allocated to the Partnership.

     In April 1992, the Partnership and its joint venture partner settled certain legal disputes regarding the joint venture agreement and management of the property. Under the terms of the settlement, the Partnership agreed, among other things to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. On June 16, 1995, the joint venture acquired a 99% interest in RIC Wausau Associates, L.L.C., a Wisconsin limited liability company ("LLC"), which owns an unimproved land parcel, for the sum of $75,000. On June 22, 1995, this interest in the LLC was assigned via a tax-free exchange to the unaffiliated joint venture partner in return for the relinquishment of its entire interest in the joint venture, including any right to the settlement payment upon disposition discussed above. Concurrently, the Partnership admitted the General Partner of the Partnership into the joint venture with a 1% interest.

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

Any excess cash flow generated by the property during this period was payable to the lender quarterly towards interest accrued as of December 31, 1994 (approximately $2,200,000). As of the date of sale, no excess cash flow was paid to the lender. In addition, the joint venture agreed to market this property for sale during the extension period. The lender agreed to allow the joint venture to retain a portion of the net sale proceeds (as defined) in excess of $27,000,000 (as defined). The lender agreed to further extend the maturity date to July 1, 1995 and subsequently to September 1, 1995 under the prior modification terms. In addition, the lender agreed to increase the joint venture's participation in the net sale proceeds in excess of the $27,000,000 (as defined). On June 30, 1995, the joint venture sold the land, related improvements and personal property of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico. The purchaser was not affiliated with the Partnership or its

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


General Partners and the sale price was determined by arm's-length negotiations. The aggregate sale price of the above was $27,800,000 (before selling costs and prorations), all of which was paid in cash at closing. A majority of the cash proceeds ($27,000,000) was utilized to retire the first mortgage secured by the improved property. The Partnership recognized a gain of $3,936,783 on the sale of the investment property and an extraordinary gain of $2,219,608 on the forgiveness of debt for financial reporting purposes. The Partnership expects to recognize a gain for Federal income tax purposes in 1995.

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

     MCI Realty, Inc. ("MCI"), which has two leases at Royal Executive Park, comprising of 180,000 square feet and 30,000 square feet, respectively, had approached the joint venture seeking a current rent reduction in return for a lease extension (beyond its prior lease expiration date of March 31, 1998) on its 180,000 square foot lease.
During the second quarter of 1994, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximated then current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 and net capital contributions by the Partnership and the joint venture partner totalling $503,844 (contributed in their respective ownership percentages).

     The Westchester County, New York class "A" vacancy rate is approximately 18%. The Eastern sub-market (the competitive market for the building) is approximately 16%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow has been significantly reduced as a result of increased vacancy and the modification and extension

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of MCI's lease. Consequently, the Partnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space. In response to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its now estimated recoverable value.

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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through September 30, 1995, a portion of the General Partners' distributions have been deferred (note 5).

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                 September 30,
                              1995       1994        1995
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $259,159   499,932          --
Insurance commissions. . .    22,175    43,940          --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .    63,232    77,309          996
                            --------   -------        -----
                            $344,566   621,181          996
                            ========   =======        =====

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     North Hills Mall, Pasadena Town Square (prior to the lender realizing upon its security in October 1995) and Animas Valley Mall (prior to its sale in June 1995) are managed by an affiliate of the General Partners. Royal Executive Park (note 3(c)) and 40 Broad Street (note 3(d)) are managed by a former affiliate of the General Partners. In December 1994, the former affiliate of the General Partner was sold, and its interest in its management contracts assigned, to an unaffiliated third party.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1994 and through the third quarter of 1995, such costs aggregated $157,029 and $278,238, respectively, all of which was paid at September 30, 1995.

     The Managing General Partner of the Partnership has determined to use independent third-parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,819,721 at September 30, 1995 (approximately $65 per interest). In addition, the General Partners have deferred certain sale proceeds of $3,503,000 (approximately $23 per Interest) from the Partnership as more fully described in note 4. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.


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

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

      The summary income statement information for the Royal Executive Park and Broad Street ventures for the nine months ended September 30, 1995 and 1994 is as follows:

                                         1995         1994
                                     ----------    ----------

     Total income. . . . . . . . .   $7,918,422    14,115,379
                                     ==========    ==========

     Operating earnings. . . . . .   $1,277,308     2,751,113
                                     ==========    ==========
     Net earnings (loss)
       to Partnership. . . . . . .   $  376,054       957,746
                                     ==========    ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     During February 1995, approximately $68,100,000 was distributed to the Limited Partners, substantially all of which represented sales proceeds from the December 1994, sale of the Collin Creek Mall as discussed below. The Partnership has retained a portion of the Collin Creek Mall sales proceeds as working capital as also discussed below. At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,938,000. Bank overdrafts of $541,110 as of September 30, 1995 have been subsequently repaid as of October 1995. Such remaining funds and short-term investments of approximately $18,266,000 are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and to fund any cash flow deficits at Royal Executive Park as discussed below. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $820,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $1,070,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. As more fully described in Notes 6 and 3(b), the Partnership sold the Collin Creek Mall in December 1994 and Animas Valley Mall in June 1995. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Currently, as more fully discussed below, the Partnership is exploring the addition of a major department store at the North Hills Mall which, if undertaken, may require the Partnership to commit a substantial amount of capital. Also, the Partnership may need to commit capital for its share of leasing costs associated with the vacant space at the Royal Executive Park office building as discussed below. Any decision to commit additional amounts to these investment properties for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon within the expected holding period of these assets as discussed below. Future distributions from sales or operations will depend upon a combination of the operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership. The Partnership has currently maintained a $4 per interest per quarter distribution from operations to the Limited Partners in 1995. Starting in November 1995, in an effort to reduce partnership operating expenses, the Partnership has elected to make semi-annual, rather than quarterly, distributions of operating cash flow of $8 per Interest ($4 for each of the third and fourth quarters).

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

     The Partnership and the mortgage lender agreed to extend the July 1, 1995 maturity date of the mortgage loan on the property until November 1, 1995. During this four month extension, the Partnership was required to pay monthly principal and interest payments of $250,000. The interest rate of 12.5% remained unchanged during this time. Subsequently, on October 31, 1995, the mortgage loan was further extended until December 1, 1995 on the same terms. As a result, the Partnership, as of December 1, 1995, will accumulatively paydown principal of approximately $860,000. In October 1995, the Partnership received a loan commitment for replacement financing in the principal amount of $8,000,000 from a new lender. The projected interest rate will be a rate per annum equal to the current U.S. Treasury bonds or other obligations having the nearest equivalent maturity of five years, plus 1-1/2%. The term will be for five years, and the monthly payments of principal and interest will be based on a 25 year amortization schedule. However, there is no assurance that such refinancing will be consummated or that an additional extension of all or substantially all of the existing mortgage loan will occur by the new maturity date.

     The non-recourse first mortgage secured by the Pasadena Town Square Mall investment property matured in January, 1995. The Partnership continued to remit debt service payments to the lender based on the cash generated by the property while negotiating for an extension or refinancing of the loan. In 1995, the lender appointed a receiver to oversee the property management obligations which are being performed by an affiliate of the General Partner. The lender notified the Partnership of its demand for payment of all sums owed. Subsequent to the period covered in this report, further negotiations with the lender to obtain a loan refinancing and/or extension proved futile. The Partnership, after taking into consideration the costs to retain and/or add another anchor tenant and associated mall leasing difficulties, current and projected local economic conditions, decreasing sales and increased competition from new and recently renovated retail properties within the trade area of the investment property, decided not to commit any significant further amounts of capital to this property.

     Effective October 3, 1995, due to the Partnership's default in the payment of all amounts owed, the mortgage lender concluded proceedings to realize upon its mortgage security and obtained title to the property. Although the Partnership no longer has a ownership interest in Pasadena Town Square Mall, it has retained ownership of an approximately two acre unencumbered unimproved land outparcel adjacent to the property. The Partnership expects to recognize a gain of approximately $1,200,000 for financial reporting purposes and $2,600,000 for Federal income tax purposes in 1995 without any net realizable proceeds. Previously, due to the factors discussed above, and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994, recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     The Partnership through the joint venture sold the Animas Valley Mall and a related land outparcel on June 30, 1995. The mortgage loan secured by the property was satisfied in full from proceeds of the sale. Reference is made to Note 3(b) for a further description of this sale.

     MCI Realty, Inc. ("MCI"), which has two leases at Royal Executive Park, comprising of 180,000 square feet and 30,000 square feet, respectively, had approached the Royal Executive Park joint venture seeking a current rent reduction in return for a lease extension (beyond its current lease expiration date of March 31, 1998) on its existing 180,000 square foot lease. During the second quarter of 1994, the joint venture finalized a modification and extension of MCI's 180,000 square foot lease. The terms of the agreement provide for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximate then current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believes, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and contribution towards enhancement of its space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 net capital contributions by the Partnership and the joint venture partner totalling $503,844 (contributed in their respective ownership percentages).

     The Westchester County, New York class "A" vacancy rate is approximately 18%. The Eastern submarket (the competitive market for the building) is approximately 16%. While office building development in this market is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow has been significantly reduced as a result of increased vacancy and the modification and extension of MCI's lease. Consequently, the Partnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space. In response to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its estimated recoverable value.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. The Partnership has decided to retain approximately $15.7 million of the Collin Creek Mall and approximately $800,000 of the Animas Valley Mall sale proceeds (Notes 6 and 3(b)) in its working capital. These funds will be available, if necessary or deemed appropriate by the General Partners, for the programs to enhance the Partnership's properties as discussed above. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), bearing unforeseen economic developments.

RESULTS OF OPERATIONS

    The aggregate decrease in cash and cash equivalents and short-term investments, at September 30, 1995 as compared to December 31, 1994, is due primarily to the February 1995 partial distribution of sale proceeds of $68,102,270 from the sale of Collin Creek Mall in 1994.

     The increase in rents and other receivables, at September 30, 1995 as compared to December 31, 1994, is due primarily to the timing of receipt of interest income on the Partnership's cash equivalents and short-term investments.

     The decrease in land, buildings and improvements, accumulated depreciation, accrued rents receivable, current portion of long-term debt and accrued interest, at September 30, 1995 as compared to December 31, 1994, is due primarily to the sale of the Animas Valley Mall and a related land outparcel in June 1995 (Note 3(b)). The decrease in accrued interest noted above is partially offset by an increase in accrued interest at the Pasadena Town Square Mall (Note 2(a)).

     The decrease in investment in unconsolidated ventures at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership provision for value impairment of its investment in the Royal Executive Park Joint Venture as discussed in Note 3(c).

     The increase in bank overdraft at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the Partnership's maturities of short-term investments as discussed above.

     The decrease in accounts payable, at September 30, 1995 as compared to December 31, 1994, is primarily due to the timing of operating expenses and prepayment of rent at certain of the Partnership's properties.

     The decrease in accrued real estate taxes, at September 30, 1995 as compared to December 31, 1994, is primarily due to the timing of real estate tax payments at the North Hills Mall and Pasadena Town Square investment properties.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, and amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to the sale of the Collin Creek Mall in December 1994 (Note 6) and the sale of the Animas Valley Mall in June 1995 (Note 3(b)). The decrease in rental income is also partially due to lower occupancy levels and lower effective rents earned upon renewals at the Pasadena Town Square investment property.

The decrease in depreciation expense is also due to the provision for value impairment of $8,434,103 which was recorded at December 31, 1994 relating to the Pasadena Town Square (Note 1).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due to the increase in the Partnership's average balance in U.S. Government obligations due to the temporary investment of proceeds from the Collin Creek Mall investment property sale.

     The increase in professional services for the three and nine months ended September 30, 1995 as compared to the three months ended September 30, 1994 is primarily due to increased legal costs at the Animas Valley Mall investment property.

     The increase in general and administrative for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable to an increase in and the recognition of certain additional prior year reimbursable costs to affiliates of the General Partners in 1995 (Note 5) and due to costs associated with the attempted replacement or addition of new anchor tenants at both Pasadena Town Square and North Hills Mall investment properties as discussed in Notes 2(a) and (b).

     The increase in provision for value impairment for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due to the Partnership provision for value impairment of its investment in the Royal Executive Park Joint Venture as discussed in Note 3(c).

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to the MCI lease modification that included reduced rent at the Royal Executive Park investment property as more fully explained above and in
Note 3(c).

     The gain on sale of investment property of $571,428 in 1994 is the result of the land outparcel sale at the North Hills Mall in June 1995 (Note 2(b)).

     The gain on sale of investment property of $3,936,783 and the extraordinary item of $2,219,608 in 1995 are due to the result of the sale of the Animas Valley Mall and a related land outparcel in June 1995 (Note 3(b)).




PART II.   OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Note 2(a) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of default (or alleged defaults) under, and the unsuccessful attempt to obtain refinancing, modification or extension of the mortgage loan secured by the Pasadena Town Square which discussions are hereby incorporated herein by reference.

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                            1994                         1995
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    95%      95%      96%       95%    92%    89%     90%

2.  Pasadena Town Square
      Pasadena, Texas (b). .    84%      80%      73%       72%    72%    72%     67%

3.  Collin Creek Mall
      Plano, Texas . . . . .    92%      91%      97%       N/A    N/A    N/A     N/A

4.  Animas Valley Mall
      Farmington, New Mexico    90%      90%      90%       90%    91%    N/A     N/A

5.  Royal Executive Park
      Ryebrook, New York . .    78%      78%      78%       78%    78%    78%     78%

6.  40 Broad Street
      New York, New York . .    80%      86%      83%       83%    76%    76%     77%

-----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 87% at March 31, 1994, 87% at June 30, 1994, 85% at
September 30, 1994, 89% at December 31, 1994, 88% at March 31, 1995, 80% at June 30, 1995 and 79% at September 30,
1995.

     (b)  Subsequent to this report, on October 3, 1995, title to Pasadena Town Square was transferred to the lender as discussed in Note 2(a).

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

        10-F. Sale documents relating to the sale of the Collin Creek Mall in Plano, Texas are hereby incorporated by reference to the Partnership's report for December 29, 1994 on Form 8-K (File No. 0-12140) dated January 13, 1995.

        10-G. Sale documents relating to the sale of Animas Valley Mall and a related land outparcel sale in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report for June 30, 1995 on Form 8-K (File No. 0-12140) dated July 14, 1995.

        10-H. Documents describing the transferred title of the Partnership's interest in the Pasadena Town Square Shopping Center to the first mortgage lender, a copy of which is filed herewith.

        27.   Financial Data Schedule

   (b) The following report on Form 8-K has been filed for the quarter covered by this report.

        (1)   None

                          SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: November 9, 1995