Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD X
filed 1996-03-29
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1995        Commission file no. 0-12140



                JMB INCOME PROPERTIES, LTD. - X
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)



         Illinois                 36-3235999
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


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


Indicate by check mark whether the registrant (1) has filed all reportsrequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by nonaffiliatesof the registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   4

Item 3.    Legal Proceedings . . . . . . . . . . .   6

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   6


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and Related
           Security Holder Matters . . . . . . . .   6

Item 6.    Selected Financial Data . . . . . . . .   7

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  11

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  17

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  47


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  47

Item 11.   Executive Compensation. . . . . . . . .  50

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  51

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  52


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  52


SIGNATURES . . . . . . . . . . . . . . . . . . . .  55











                               i


                            PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated
FinancialStatements contained in this report.

     The registrant, JMB Income Properties, Ltd. - X (the "Partnership"),isa limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $150,000,000 in limited partnership interests (the "Interests") commencing on June 29, 1983, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-83599). A total of 150,000 Interests were sold to the public at $1,000 per Interest and the holders of 150,000 Interests were admitted to the Partnership in fiscal 1984. The offering closed on November 1, 1983. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition,operation, and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understandingof the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate marketsin general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth inthefollowing table:



                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------     ---------------------
1. Pylon Plaza,
    Phase I & II
    office building
    Boca Raton,
    Florida. . . . .       49,400    10/12/83       Phase I             fee ownership of land and
                           sq.ft.                   8/9/90              improvements
                           n.r.a.                   Phase II
                                                    12/9/91
2. North Hills Mall
    shopping center
    North Richland
    Hills, Texas . .      221,000
                           sq.ft.    10/19/83         12%               fee ownership of land and
                           g.l.a.                                       improvements (b)(f)
3. Pasadena Town Square
    shopping center
    Pasadena, Texas.      245,000
                           sq.ft.    10/19/83        10/3/95            fee ownership of land and
                           g.l.a.                                       improvements (g)
4. Collin Creek Mall
    shopping center
    Plano, Texas . .      332,000
                           sq.ft.    10/19/83       12/29/94            fee ownership of land and
                           g.l.a.                                       improvements (d)
5. Animas Valley Mall
    shopping center
    Farmington,
    New Mexico . . .      460,000
                           sq.ft.    10/24/83        6/30/95            fee ownership of land and
                           g.l.a.                                       improvements (through joint
                                                                        venture partnership) (d)
6. Royal Executive Park
    office complex
    Ryebrook,
    New York . . . .      270,000
                           sq.ft.    12/16/83          22%              fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnership) (c)(f)


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------     ---------------------

7. Towne Square Mall
    shopping center
    Owensboro,
    Kentucky . . . .      357,000
                           sq.ft.    03/01/84       08/13/87            fee ownership of land and
                           g.l.a.                                       improvements (through joint
                                                                        venture partnership)
8. 40 Broad Street
    office building
    New York,
    New York . . . .      247,800
                           sq.ft.    12/31/85          18%              fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnership) (c)(f)

-----------------------

 (a) The computation of this percentage for properties held at December 31, 1995 does not include amountsinvestedfrom sources other than the original net proceeds of the public offering as described above and in
Item 7.

 (b) Reference is made to Note 4 and to Schedule III for the current outstanding principal balance and adescription of the long-term mortgage indebtedness secured by the Partnership's real property investment.

 (c) Reference is made to Note 3 and to Schedule III for a description of the joint venture partnership throughwhich the Partnership has made this real property investment.

 (d) Reference is made to Note 7 for a description of the sale of this real property investment.

 (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerningreal estate taxes and depreciation.

 (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration dataconcerning this investment property.

 (g) The lender realized upon its security and took title to the property.  Reference is made to Note 2(d)
filedwith this annual report.





     The Partnership's real property investments are subject to competitionfrom similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its propertiesin its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the ManagingGeneral Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     In June 1995, the Partnership through Animas Valley Mall
Associatessold the land, building, related improvements and personal property of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico, as described in the Partnership's Report on Form 8-K (File No. 0-12140) for June 30, 1995, which description is hereby incorporated by reference. Reference is made to Note 7(b) for a further description of such transaction.

     In October 1995, the mortgage lender concluded proceedings to realizeupon its mortgage security and obtained title to the Pasadena Town Square Mall located in Pasadena, Texas, as described in the Partnership's Report on Form 8-K (File No. 0-12140) for October 3, 1995, which description is hereby incorporated by reference. Reference is made to Note2(d) for a further description of such transaction.

     Reference is made to Note 8 for a schedule of minimum lease paymentstobe received in each of the next five years, and in the aggregatethereafter, under leases in effect at the Partnership's propertiesas of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom areofficers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership, the GeneralPartnersand their affiliates are set forth in Item 11 below to whichreference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnershipstheproperties or interests in the properties referred to under
Item 1 above to which reference is hereby made for a description of saidproperties.

     The following is a listing of principal businesses or occupationscarried on in and approximate occupancy levels by quarter duringfiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
1. North Hills Mall
    North Richland Hills,
    Texas (a). . . . . .    Retail            95%   95%   96%   95%   92%   89%   90%   92%

2. Pasadena Town Square
    Pasadena, Texas. . .    Retail            84%   80%   73%   72%   72%   72%   67%   N/A

3. Animas Valley Mall
    Farmington, New Mexico  Retail            90%   90%   90%   90%   91%   N/A   N/A   N/A

4. Royal Executive Park
    Ryebrook, New York .    Telecommuni-
                            cations           78%   78%   78%   78%   78%   78%   78%   78%

5. 40 Broad Street
    New York, New York .    Financial
                            Services          80%   86%   83%   83%   76%   76%   77%   77%

--------------------

     Reference is made to Item 6, Item 7 and Note 7 for further information regarding property occupancy,competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold or disposed and was not owned by the Partnership at the end ofthe quarter.

     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without thetemporary tenants is 87% at March 31, 1994, 87% at June 30, 1994, 85% at September 30, 1994, 89% at December
31, 1994, 88% at March 31, 1995, 80% at June 30, 1995, 79% at September 30, 1995 and 77% at December 31, 1995.




ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legalproceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscalyears 1994 or 1995.




                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 14,815 record holders of Interestsof the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relatingto a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well asany other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictionson the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of theManaging General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rightsto receive his share of profits or losses and cash distributions fromthe Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transferoccurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of theInterests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests asof the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cashdistributions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                   YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                          1995          1994        1993        1992        1991
                      -----------   ----------- ----------- ------------------------
Total income . . . . .$ 15,186,857   29,251,376  31,189,187   28,537,104  29,489,719
                      ============  =========== ===========  =========== ===========
Operating earnings (loss)$ (8,075,141)(7,172,383) 2,189,882      347,102  (5,371,951)
Partnership's share of
  operations of uncon-
  solidated ventures .     761,233    1,116,541   2,405,822   (4,744,175) (6,945,209)
Venture partner's share
  of consolidated
  venture's operations       --           --          --         200,393   3,977,004
Gain on sale of interest
  in unconsolidated
  venture and disposi-
  tion of investment
  properties . . . . .   3,832,429   64,571,942     150,443        --         71,311
Extraordinary item . .   3,934,532        --          --           --          --
                      ------------  ----------- -----------  ----------- -----------
Net earnings (loss). .$    453,053   58,516,100   4,746,147  (4,196,680)  (8,268,845)
                      ============  =========== ===========  =========== ===========
Net earnings (loss)
 per Interest (b):
  Net operating earnings
    (loss) . . . . . .$    (46.81)       (38.76)      29.41      (26.85)      (55.85)
  Gain on sale of interest
    in unconsolidated
    venture and disposi-
    tion of investment
    properties . . . .       25.29       426.16         .99        --            .47
  Extraordinary item .       25.97        --          --           --          --
                      ------------  ----------- -----------  ----------- -----------
Net earnings (loss). .$       4.45       387.40       30.40       (26.85)     (55.38)
                      ============  =========== ===========  =========== ===========
Total assets . . . . .$ 56,832,712  170,327,264 140,905,552  139,176,753 149,275,407
Long-term debt . . . .$  7,890,281        --     46,800,991   74,095,311  74,353,958
Cash distributions
  per Interest (c) . .$     466.00        16.00       22.00       40.00        47.50
                      ============  =========== ===========  =========== ===========


-------------

 (a) The above selected financial data should be read in conjunctionwith the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b) The net earnings (loss) per Interest is based upon the number ofInterests outstanding at the end of each period (150,005).

 (c) Cash distributions from the Partnership are generally not equal toPartnership income (loss) for financial reporting or Federalincome tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since theinception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.





SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995

Property
--------

North Hills
Mall             a)  The gross leasable area ("GLA") occupancy rate and average base rent per square foot asof December 31 for each of the last five years were as follows:

                                               GLA          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      86%              18.13
                           1992. . . . .      87%              15.90
                           1993. . . . .      99%              15.57
                           1994. . . . .      95%              15.94
                           1995. . . . .      92%              15.27

                 (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       General Cinema         28,472     $347,000 6/2005        N/A
                       (Movie Theatre)

                       No other tenants comprise
                       more than 10% of the
                       GLA at the property.



                 c)    The following table sets forth certain information with respect to the expiration ofleases for the next ten years at the North Hills Mall:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------
                         1996            24             31,863       372,216             12%
                         1997             6             19,627       141,312              5%
                         1998             6              8,653       203,988              7%
                         1999             8              7,898       169,740              5%
                         2000             5             10,709       264,084              9%
                         2001             4             10,312       178,680              6%
                         2002             4              7,099       177,852              6%
                         2003             6             13,130       208,512              7%
                         2004             5             17,907       298,068             10%
                         2005             5             44,690       732,984             24%

                 (1)     Excludes leases that expire in 1996 for which renewal leases or leases withreplacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     On June 29, 1983, the Partnership commenced an offering of$150,000,000of Limited Partnership Interests pursuant to a RegistrationStatement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between June 29, 1983 and November 1, 1983 pursuant to the public offering from which the Partnership received gross proceeds of $150,000,000.

     After deducting selling expenses and other offering costs, thePartnership had approximately $135,651,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds wasutilized to acquire the properties described in Item 1 above.

     During February 1995, approximately $68,100,000 was distributed to theLimited Partners, substantially all of which represented sales proceedsfrom the December 1994, sale of the Collin Creek Mall as discussed below. The Partnership has retained a portion of the Collin Creek Mall sales proceeds as working capital as also discussed below. At December 31,1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $21,432,000. Bank overdrafts of approximately$378,000 as of December 31, 1995 have been subsequently repaidas of January 1996. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and to fund any cash flow deficits at Royal Executive Park as discussed below. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $713,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $1,845,000. Actual amounts expendedin 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through existing working capital, net cash generated by the Partnership's investment properties and through the sale of such investments. As more fully described in Notes 7 and 3(b), the Partnership sold the Collin Creek Mall in December 1994 and Animas Valley Mall in June 1995. The Partnership's mortgage obligation forNorth Hills Mall is a separate non-recourse loan secured individually bythe property and is not an obligation of the entire investment portfolio,and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Currently, as more fully discussed below, the Partnership is exploringthe addition of a major department store at the North Hills Mall which, if undertaken, may require the Partnership to commit a substantial amount of capital. Also, the Partnership may need to commit capital for its share of leasing costs associated with the vacant space at the Royal Executive Park office building as discussed below. Any decision to commit additional amounts to these investment properties for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon within the expected holding period of these assets as discussed below. Future distributions from sales or operations will depend upon a combination of the operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership. The Partnership distributed $4 per interest per quarter from operations to the Limited Partners in 1995. Starting in May 1996, in an effort to reduce partnership operatingexpenses,the Partnership expects to make semi-annual, rather thanquarterly, distributions of available operating cash flow.



     Occupancy at the 40 Broad Street property has remained atapproximately77% during 1995. Tenant leases representing 16% of theproperty expire in 1996, not all of whom are expected to renew. ThePartnership will continue its aggressive leasing program; however, thedowntown New York City market remains extremely competitive due to thesignificant amount of space available primarily resulting from the layoffs, cutbacks and consolidations by financial service companies and related businesses which dominated this market. In addition to competitionfor tenants in the downtown Manhattan market from other buildings in the area, there is increasing competition from less expensive alternatives to Manhattan. Rental rates in the downtown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally expected effective rental rates achieved upon releasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term.

     The Partnership continues to seek the replacement of a major tenant,which owns its own store, at the North Hills Mall with another majortenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replacethe major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Though discussions have been had between the Partnership and various prospective tenants, due to local market conditions and the condition of the retail industry in general, the Partnership has been unable to make significant progress in this regard. Therefore, there can be no assurance that such replacement and/or addition will ultimately occur. The Partnership completed the fourth year of a five-year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,375,000, of which approximately $1,300,000 has been incurred to date. In addition, the Partnership commenced an approximate $500,000 enhancement program to upgrade the mall's entrances and exterior signage during 1995 and 1996, of which approximately $435,000 has been incurred to date. The work scheduled in 1996 has been included in the budgeted improvement costs described above. The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.

     The Partnership and the mortgage lender agreed to extend the July 1,1995 maturity date of the mortgage loan on the North Hills Mall untilDecember 1, 1995. During this extension, the Partnership made a cumulative paydown of approximately $860,000. The interest rate of 12.5% on the mortgage loan remained unchanged during this extension. On November30, 1995, the Partnership refinanced the mortgage loan (with a thenoutstanding balance of $6,972,974) with a new lender. The new mortgageloan has a principal balance of $8,000,000 and monthly principal and interest payments of $57,182, which are based upon an interest rate perannum of 7.125% and a 25-year amortization schedule, through January 1, 2001 when the remaining principal balance of $7,318,330 is due and payable.

     The non-recourse first mortgage secured by the Pasadena Town SquareMall investment property matured in January, 1995. The Partnershipcontinued to remit debt service payments to the lender based on the cash generated by the property while negotiating for an extension or refinancing of the loan. Further negotiations with the lender to obtain a loan refinancing and/or extension proved futile. The Partnership, after taking into consideration the costs to retain and/or add another anchor tenant and associated mall leasing difficulties, current and projected local economic conditions, decreasing sales and increased competition from new and recently renovated retail properties within the trade area of theinvestment property, decided not to commit any significant further amounts of capital to this property.


     Effective October 3, 1995, due to the Partnership's default in thepayment of all amounts owed, the mortgage lender concluded proceedings to realize upon its mortgage security and obtained title to the property. Although the Partnership no longer has a ownership interest in PasadenaTownSquare Mall, it has retained ownership of an approximately two acre unencumbered unimproved land outparcel adjacent to the property. ThePartnership recognized an extraordinary gain of $1,714,924 on the discharge of indebtedness for financial reporting purposes in 1995. The Partnership recognized a gain of $3,584,938 for Federal income tax purposesin 1995 without any distributable proceeds. Previously, due to thefactors discussed above, and due to the uncertainty of the Partnership'sability to recover the net carrying value of the Pasadena TownSquare investment property through future operations and sale, the Partnership at December 31, 1994, recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of$8,434,103. Such provision was recorded to reduce the net carrying valueof the investment property to the then outstanding balance of the related non-recourse financing.

     The Partnership, through the Animas joint venture, sold the AnimasValley Mall and a related land outparcel on June 30, 1995. The mortgage loan secured by the property was satisfied in full from proceeds of the sale. Reference is made to Note 7(b) for a further description of this sale.

     Royal Executive Park competes in a market where office buildingdevelopment is virtually at a standstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions have resulted in lower than originallyanticipated effective rental rates that can be achieved and high releasing costs that will be incurred in conjunction with releasing space which expires. Consequently, the property cash flow has been significantlyreduced as a result of increased vacancy and the modification of MCI's lease that resulted in an extension in return for reduced rent that would approximate market rates. Therefore, the Partnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space. In response to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions was recorded to reduce the net carrying value of the joint venture investment to its then estimated fair value. There can be no assurance that such fair value would be obtained by the Partnership in any future sale or disposition transaction.

     The property was managed by an affiliate of the joint venture partnerunder an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the GeneralPartner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portionof the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, the affiliate assumed the leasing responsibilities for the property. In December 1994, the assets of the above affiliated property manager of the General Partner of the Partnership were sold, and its interest in its management contracts assigned, to an unaffiliated third party.

     There are certain risks associated with the Partnership's investmentsmade through joint ventures including the possibility that thePartnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests orgoals that are inconsistent with those of the Partnership.



     As a result of the real estate market conditions discussed above, thePartnership continues to conserve its working capital. All expendituresare carefully analyzed and certain capital projects are deferred when appropriate. The Partnership may also seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties. The Partnership has decided to retain approximately $15.7 million of the Collin Creek Mall and the approximately $800,000 of the Animas Valley Mall net sale proceeds (Notes 7 and 3(b)) in its working capital. These funds will be available, if necessary or deemed appropriateby the General Partners, for the programs to enhance the Partnership's properties as discussed above. Due to the factors outlined above, the Partnership has held certain of its investment properties longerthan originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and in short-terminvestments at December 31, 1995 as compared to December 31, 1994 isprimarily due to the February 1996 partial distribution of sale proceeds of $68,102,270 from the sale of Collin Creek Mall in 1994.

     The decrease in prepaid expenses, land, buildings and improvements,accumulated depreciation, accrued rent receivable, current portion of long-term debt, accounts payable, accrued interest and accrued real estate taxes at December 31, 1995 as compared to December 31, 1994 is primarily due to the sale of the Animas Valley Mall and a related land outparcel in June 1995 (Note 3(b)) and the transfer of title to the lender on Pasadena Town Square Mall in October 1995 (Note 2(d)).

     The increase in escrow deposits at December 31, 1995 as compared toDecember 31, 1994 is primarily due to the escrowing of real estate taxpayments at the North Hills Mall investment property in compliance with the refinanced loan.

     The increase in deferred expenses at December 31, 1995 as compared toDecember 31, 1994 is primarily due to the capitalization of refinancingcosts in connection with the new mortgage loan at the North Hills Mall investment property.

     The decrease in investments in unconsolidated ventures at December 31,1995 as compared to December 31, 1994 is primarily due to the Partnership provision for value impairment of $9,300,000 of its investment in the Royal Executive Park Joint Venture as of September 30, 1995 (Note 3(c)).

     The decrease in current portion of long-term debt and the relatedincrease in long-term debt at December 31, 1995 as compared to December 31, 1994 is also due to the reclassification of the mortgage loan at the North Hills Mall investment property due to the refinancing in November 1995 (Note 4(b)).

     The decrease in rental income, mortgage and other interest,depreciation, property operating expenses and amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the sale of Collin Creek Mall in December 1994 (Note 7(a)), the sale of the Animas Valley Mall and arelated land outparcel in June 1995 (Note 3(b)) and the transfer of title to the lender on Pasadena Town Square Mall in October 1995 (Note 2(d)).



     The decrease in rental income for the year ended December 31, 1994 ascompared to the year ended December 31, 1993 is primarily the result oflower effective rents obtained upon renewal by tenants and lower occupancy at the Pasadena Town Square.

     The increase in interest income for the year ended December 31, 1995ascompared to the year ended December 31, 1994 is primarily due to theincrease in the Partnership's average balance in U.S. Governmentobligations due to the temporary investment of proceeds from the Collin Creek Mall investment property sale. In addition, the increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the increase in the Partnership's average balance in U.S. Government obligations and higher rates earned in 1994.

     The decrease in mortgage and other interest for the year endedDecember31, 1994 as compared to the year ended December 31, 1993 is due primarily to the lower interest rate charged on the Animas Valley mortgage loan based on the loan modification in 1994 (Note 3(b)).

     The increase in professional services for the year ended December 31,1995 as compared to the year ended December 31, 1994 is mainly due toincreased legal costs at the Animas Valley Mall investment propertyunrelated to the sale.

     The increase in amortization of deferred expenses for the year endedDecember 31, 1994 as compared to the year ended December 31, 1993 isprimarily due to the sale of the Collin Creek Mall in December 1994 (Note7).

     The increase in general and administrative expenses for the year endedDecember 31, 1995 as compared to the year ended December 31, 1994 areattributable primarily to an increase in reimbursable costs to affiliates of the General Partner in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates (Note 9).

     The provision for value impairment of $9,300,000 in 1995 is due to thePartnership reduction of the net carrying value of its investment in theRoyal Executive Park Joint Venture as of September 30, 1995 (Note 3(c)). The provision for value impairment of $8,434,103 in 1994 is due to thereduction of the net carrying value of the Pasadena Town Square investment property as of December 31, 1994.

     The decrease in Partnership's share of operations of unconsolidatedventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due primarily to a modification of the MCI lease at Royal Executive Park in mid-1994 that included a reduction in the rent payable to the Royal Executive Park Joint Venture as discussed in Note 3(c).

     The gain of $3,832,429 on sale of investment properties during 1995 isthe result of the sale of the Animas Valley Mall and a related landoutparcel in June 1995. The gain of $64,571,942 on sale of investmentproperties during 1994 is the result of the outparcel sale at theNorth Hills Mall ($517,128) in February 1994 and the sale of the Collin Creek Mall ($64,054,814) in December 1994. The gain of $150,433 on sale ofinvestment properties during 1993 is the result of the outparcel sale atthe Animas Valley Mall. See Notes 2(c), 3(b) and 7.

     The extraordinary item of $3,934,532 for the year ended December 31,1993 is due to the discharge of indebtedness of $2,219,608 and $1,714,924 at both the Animas Valley Mall and Pasadena Town Square investment properties in 1995, respectively. See Notes 2(d) and 3(b).



     INFLATION

     Due to the decrease in the level of inflation in recent years,inflation generally has not had a material effect on rental income orproperty operating expenses.

     Inflation is not expected to significantly impact future operationsdueto the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leasesat the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect onoperating earnings if the properties remain substantially occupied. Inaddition, substantially all of the leases at the Partnership's shoppingcenter investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts, years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                  SCHEDULE
                                                  --------

Consolidated Real Estate and Accumulated DepreciationIII


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have beenomitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.











                 INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - X:

     We have audited the consolidated financial statements of JMB IncomeProperties, Ltd. - X (a limited partnership) and consolidated ventureas listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are theresponsibility of the General Partners of the Partnership. Ourresponsibility is to express an opinion on these consolidated financialstatements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditingstandards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial state-mentsare free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership as well as evaluating the overall financial statementpresentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred toabovepresent fairly, in all material respects, the financial position ofJMB Income Properties, Ltd. - X and consolidated venture as of December 31, 1995 and 1994, and the results of their operations and their cash flowsfor each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also inour opinion, the related financial statement schedule, when considered inrelation to the basic consolidated financial statements taken as a whole,presents fairly, in all material respects, the information set forththerein.






                                   KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1996



                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $ 21,431,887     84,486,464
  Short-term investments (note 1). . . . . . . . . . . . . .          --         2,880,712
  Rents and other receivables, net of allowance for doubtful
    accounts of $38,235 in 1995 and $109,345 in 1994 . . . .        485,078        455,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         29,642         88,265
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .        772,831         35,190
                                                               ------------    -----------

          Total current assets . . . . . . . . . . . . . . .     22,719,438     87,945,924
                                                               ------------    -----------

Investment properties, at cost (notes 2 and 3) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,133,642      8,486,896
  Buildings and improvements . . . . . . . . . . . . . . . .     23,512,818     80,610,282
                                                               ------------    -----------

                                                                 26,646,460     89,097,178
  Less accumulated depreciation. . . . . . . . . . . . . . .      7,645,144     31,896,865
                                                               ------------    -----------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . .     19,001,316     57,200,313

Investments in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . .     14,404,307     24,030,924
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .        218,659         78,319
Accrued rents receivable . . . . . . . . . . . . . . . . . .        488,992      1,071,784
                                                               ------------    -----------

                                                               $ 56,832,712    170,327,264
                                                               ============    ===========



                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . .   $    378,034          --
  Current portion of long-term debt (notes 2 and 4). . . . .        109,719     49,254,780
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        171,022        400,600
  Accrued interest . . . . . . . . . . . . . . . . . . . . .        539,342      2,644,247
  Accrued real estate taxes. . . . . . . . . . . . . . . . .        618,256      1,448,958
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .      1,816,373     53,748,585
Tenant security deposits . . . . . . . . . . . . . . . . . .         16,500         19,844
Long-term debt, less current portion (note 4). . . . . . . .      7,890,281          --
                                                               ------------    -----------
Commitments and contingencies (notes 2, 3, 4 and 9)

          Total liabilities. . . . . . . . . . . . . . . . .      9,723,154     53,768,429

Partners' capital accounts (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . .          1,000          1,000
      Cumulative net earnings. . . . . . . . . . . . . . . .      1,152,263      1,367,150
      Cumulative cash distributions. . . . . . . . . . . . .       (250,000)      (250,000)
                                                               ------------    -----------
                                                                    903,263      1,118,150
                                                               ------------    -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs . . . . .    135,651,080    135,651,080
      Cumulative net earnings. . . . . . . . . . . . . . . .     74,542,775     73,874,835
      Cumulative cash distributions. . . . . . . . . . . . .   (163,987,560)   (94,085,230)
                                                               ------------    -----------
                                                                 46,206,295    115,440,685
                                                               ------------    -----------
          Total partners' capital accounts . . . . . . . . .     47,109,558    116,558,835
                                                               ------------    -----------

                                                               $ 56,832,712    170,327,264
                                                               ============    ===========

                 See accompanying notes to consolidated financial statements.


                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .    $13,190,501     29,048,572     31,068,579
  Interest income. . . . . . . . . . . . . .      1,996,356        202,804        120,608
                                                -----------    -----------    -----------
                                                 15,186,857     29,251,376     31,189,187
                                                -----------    -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . .      4,074,322      8,291,721      9,547,844
  Depreciation . . . . . . . . . . . . . . .      1,690,411      4,471,238      4,361,608
  Property operating expenses. . . . . . . .      7,360,538     14,459,130     14,290,240
  Professional services. . . . . . . . . . .        270,316        198,131        346,151
  Amortization of deferred expenses. . . . .         48,422        305,061        165,918
  General and administrative . . . . . . . .        517,989        264,375        287,544
  Provision for value impairment (note 1). .      9,300,000      8,434,103          --
                                                -----------    -----------    -----------
                                                 23,261,998     36,423,759     28,999,305
                                                -----------    -----------    -----------
      Operating earnings (loss). . . . . . .     (8,075,141)    (7,172,383)     2,189,882
Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . .        761,233      1,116,541      2,405,822
                                                -----------    -----------    -----------
                Net operating earnings (loss)    (7,313,908)    (6,055,842)     4,595,704
Gain on sale of investment
  properties (notes 2(c), 3(b) and 7). . . .      3,832,429     64,571,942        150,443
                                                -----------    -----------    -----------
Earnings (loss) before extraordinary items .     (3,481,479)    58,516,100      4,746,147
Extraordinary items (notes 2(d) and 3(b)). .      3,934,532          --             --
                                                -----------    -----------    -----------
                Net earnings . . . . . . . .    $   453,053     58,516,100      4,746,147
                                                ===========    ===========    ===========



                                                   1995           1994           1993
                                               ------------   ------------   ------------
Net earnings (loss) per limited partnership
  interest (note 1):
     Net operating earnings (loss) . . . . .    $    (46.81)        (38.76)         29.41
     Gain on sale of investment properties .          25.29         426.16            .99
                                                -----------    -----------    -----------
     Earnings (loss) before extraordinary items      (21.52)        387.40          30.40
     Extraordinary items . . . . . . . . . .          25.97          --             --
                                                -----------    -----------    -----------
                Net earnings . . . . . . . .    $      4.45         387.40          30.40
                                                ===========    ===========    ===========

































                  See accompanying notes to consolidated financial statements



                                   JMB INCOME PROPERTIES, LTD. - X
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS) (note 1)
               ---------------------------------------------------   ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                        NET                               NET OF      NET
            CONTRI-   EARNINGS   CASH                    OFFERING   EARNINGS     CASH
            BUTIONS    (LOSS)DISTRIBUTIONS    TOTAL       COSTS      (LOSS)  DISTRIBUTIONS   TOTAL
            ------- ---------------------------------- ----------- ---------------------------------
Balance
 at Decem-
 ber 31,
 1992. . . . $1,000    778,332   (250,000)    529,332  135,651,080 11,201,406 (88,385,040)58,467,446

Cash distri-
 butions
 ($22 per
 limited
 partnership
 interest) .   --        --         --          --           --         --     (3,300,110)(3,300,110)

Net earnings
 (note 5). .   --      185,332      --        185,332        --     4,560,815       --    4,560,815
             ------  --------- ----------    --------  ----------- ---------- ---------------------
Balance
 at Decem-
 ber 31,
 1993. . . . $1,000    963,664   (250,000)    714,664  135,651,080 15,762,221 (91,685,150)59,728,151

Cash distri-
 butions
 ($16 per
 limited
 partnership
 interest) .   --        --         --          --          --          --     (2,400,080)
(2,400,080)
Net earnings
 (note 5). .   --      403,486      --        403,486       --     58,112,614       --   58,112,614
             ------  --------- ----------   ---------  ----------- ---------- ----------------------



                                   JMB INCOME PROPERTIES, LTD. - X
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS) (note 1)
               ---------------------------------------------------   ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                        NET                               NET OF      NET
            CONTRI-   EARNINGS   CASH                    OFFERING   EARNINGS     CASH
            BUTIONS    (LOSS)DISTRIBUTIONS    TOTAL       COSTS      (LOSS)  DISTRIBUTIONS   TOTAL
            ------- ----------------------- ---------  ----------- ---------------------------------
Balance
 at Decem-
 ber 31,
 1994. . . . $1,000  1,367,150   (250,000)  1,118,150  135,651,080 73,874,835 (94,085,230)115,440,685

Cash distri-
 butions
 ($466 per
 limited
 partnership
 interest) .   --        --         --          --           --         --    (69,902,330)(69,902,330)
Net earnings
 (loss)
 (note 5). .   --     (214,887)     --       (214,887)       --       667,940       --      667,940
             ------  --------- ----------   ---------  ----------- ---------- ---------------------
Balance
 at Decem-
 ber 31,
 1995. . . . $1,000  1,152,263   (250,000)    903,263  135,651,080 74,542,775(163,987,560)46,206,295
             ======  ========= ==========   =========  =========== ========== =====================












                    See accompanying notes to consolidated financial statements.


                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . .  $   453,053     58,516,100      4,746,147
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . .    1,690,411      4,471,238      4,361,608
    Amortization of deferred expenses. . . . .       48,422        305,061        165,918
    Provision for value impairment (note 1). .    9,300,000      8,434,103          --
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . .      451,367       (943,809)      (701,307)
    Gain on sale of investment properties. . .   (3,832,429)   (64,571,942)      (150,443)
    Extraordinary items. . . . . . . . . . . .   (3,934,532)         --              --
  Changes in:
    Rents and other receivables. . . . . . . .      (29,785)       176,667        213,526
    Prepaid expenses . . . . . . . . . . . . .       58,623        144,854        (35,293)
    Escrow deposits. . . . . . . . . . . . . .       35,190        (16,247)           127
    Accrued rents receivable . . . . . . . . .       27,557        795,028     (1,500,623)
    Accounts payable . . . . . . . . . . . . .     (229,578)      (384,017)      (210,612)
    Accrued interest . . . . . . . . . . . . .      834,600       (359,558)       848,342
    Accrued real estate taxes. . . . . . . . .     (295,413)    (1,098,168)       (89,713)
    Tenant security deposits . . . . . . . . .       (3,344)       (12,034)        (6,608)
                                               ------------    -----------    -----------
          Net cash provided by operating
            activities . . . . . . . . . . . .    4,574,142      5,457,276      7,641,069
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments. . . . . . . . . . . . . . . .    2,880,712        309,267        113,429
  Cash sales proceeds from sale of investment
    property, net of selling expenses. . . . .   27,785,046    108,385,182        188,432
  Additions to investment properties
    (including changes in related payables). .     (802,067)    (3,006,843)    (4,658,162)
  Partnership distributions from
    unconsolidated ventures. . . . . . . . . .        --             --           237,176
  Partnership's contribution to
    unconsolidated ventures. . . . . . . . . .     (124,750)      (424,153)         --
  Payment of deferred expenses . . . . . . . .     (156,661)       (54,962)       (60,961)
                                               ------------    -----------    -----------



                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    1995          1994           1993
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . .   29,582,280    105,208,491     (4,180,086)
                                               ------------    -----------    -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . .      378,034          --             --
  Cash proceeds from refinancing of
    long-term debt . . . . . . . . . . . . . .    7,363,196          --             --
  Payments of real estate escrow deposits from
    refinancing. . . . . . . . . . . . . . . .      772,831          --             --
  Payment of deferred refinancing expenses . .       59,084          --             --
  Principal payments on long-term debt . . . .  (35,881,814)   (24,840,531)      (258,647)
  Distributions to limited partners. . . . . .  (69,902,330)    (2,400,080)    (3,300,110)
                                               ------------    -----------    -----------

          Net cash used in financing activities (97,210,999)   (27,240,611)    (3,558,757)
                                               ------------    -----------    -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . .  (63,054,577)    83,425,156        (97,774)
          Cash and cash equivalents,
            beginning of year. . . . . . . . .   84,486,464      1,061,308      1,159,082
                                               ------------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . $ 21,431,887     84,486,464      1,061,308
                                               ============    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized ($136,915 in
    1993). . . . . . . . . . . . . . . . . . . $  3,239,722      8,651,279      8,699,502
                                               ============    ===========    ===========
  Non-cash investing and financing activities:
    Extraordinary item:
      Disposition of investment property (note 2(d)):
       Balance due on mortgage note payable. . $ 14,399,992          --             --
       Balance due on accrued interest cancelled    719,897          --             --
       Reduction of investment properties. . .  (13,555,611)         --             --
       Reduction of accrued real estate taxes.      535,289          --             --
       Reduction of accrued rent receivables .     (357,660)         --             --
       Reduction of deferred expenses. . . . .      (26,983)         --             --
                                               ------------    -----------    -----------
          Non-cash gain recognized due to
            lender realizing upon security . . $  1,714,924          --             --
                                               ============    ===========    ===========


                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1995          1994           1993
                                                -----------    -----------    -----------

      Sale of investment property (notes 3(b) and 7):
       Balance due on accrued interest cancelled$  2,219,608         --             --
                                               ============    ===========    ===========
          Non-cash gain recognized on
            sale of investment property. . . . $  2,219,608          --             --
                                               ============    ===========    ===========































                 See accompanying notes to consolidated financial statements.


                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993




(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) anequity investment portfolio of United States real estate. Businessactivities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of itsremaining investment portfolio and wind up its affairs not later thanDecember 31, 1999.

     The accompanying consolidated financial statements include theaccountsof the Partnership and its venture, Animas Valley Mall Associates ("Animas") (note 3(b)). The effect of all transactions between the Partnership and its venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied inthe accompanying consolidated financial statements with respect to, thePartnership's venture interests in Royal Executive Park - I ("RoyalExecutive Park") (note 3(c)) and JMB-40 Broad Street Associates ("Broad Street") (note 3(d)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Royal Executive Park orof Broad Street.

     The Partnership records are maintained on the accrual basis ofaccounting as adjusted for Federal income tax reporting purposes. Theaccompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                           1995                            1994
                             ------------------------------ ------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (Unaudited)     GAAP BASIS      TAX BASIS
                                ------------    -----------    ------------    -----------
Total assets . . . . . . . . .   $56,832,712     64,374,114     170,327,264   151,765,387

Partners' capital accounts
  (deficits) (note 5):
     General partners. . . . .       903,263        161,278       1,118,150      (132,634)
     Limited partners. . . . .    46,206,295     63,663,091     115,440,685   127,796,690

Net earnings (loss) (note 5):
     General partners. . . . .      (214,887)       293,912         403,486       773,816
     Limited partners. . . . .       667,940      5,768,731      58,112,614    78,778,519

Net earnings per limited
  partnership interest . . . .          4.45          40.11          387.40        525.17
                                 ===========     ==========    ===========    ===========





     The net earnings per limited partnership interest is based upon thenumber of limited partnership interests outstanding at the end of eachperiod (150,005).

     The preparation of financial statements in accordance with GAAPrequires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expensesduring the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires thePartnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($21,431,887 and $84,486,464 at December 31, 1995 and 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred loan fees are amortized over the term of the respective loanagreement.

      Although certain leases of the Partnership provide for tenantoccupancy during periods for which no rent is due and/or increases inminimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"),"Disclosures about Fair Value of Financial Instruments", requires allentities to disclose the SFAS 107 value of all financial assets andliabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced orliquidation sale. The Partnership believes the carrying amount of itsfinancial instruments classified as current assets and liabilities(excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. Thereis no quoted market value available for any of the Partnership's otherinstruments. The debt, with a carrying balance of $8,000,000, has been calculated to have an SFAS 107 value of $7,571,182 by discounting thescheduled loan payments to maturity. Due to restrictions ontransferability and prepayment or other property specific competitiveconditions, the Partnership would be unable to refinance the property to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as theliability for such taxes is that of the Partners rather than thePartnership. However, in certain instances, the Partnership may berequired under applicable law to remit directly to the tax authoritiesamounts representing withholding from distributions paid to partners.




(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership had acquired, either directly or through joint venturearrangements (note 3), interests in three office buildings and fiveshopping centers. Five investment properties have been sold or disposed of by the Partnership. The remaining three investment properties owned at December 31, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership or its consolidatedventure plus miscellaneous acquisition costs.

     Depreciation on the consolidated investment properties has beenprovided over the estimated useful lives of the various components asfollows:

                                              YEARS
                                              -----

             Improvements--straight line .     30
             Personal property--straight line   5
                                               ==

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciatedover their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and forLong-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairmentare recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected saleare less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which animpairment loss has been recognized under SFAS 121, the Partnership wouldrecognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property)for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.



     The Partnership will adopt SFAS 121 as required in the first quarterof1996. Based upon the Partnership's current assessment of the impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with thedisposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there wouldbe no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     The investment properties are pledged as security for the long-termdebt, for which there is no recourse to the Partnership, as described in note 4.

     (b)  Collin Creek Mall

     During October 1983, the Partnership acquired a two-level existingenclosed mall regional shopping center in Plano (Dallas), Texas. The Partnership's purchase price for the mall was $49,000,000, which was paid in cash at closing. In addition, the Partnership initially reserved an additional $1,754,000 for capital improvements, tenant improvements, lease-up expenses, financing fees and other expenditures. Also, in 1985, the Partnership obtained a permanent loan in the amount of $25,000,000 (note 4), secured by the property.

     In 1992 and 1993 the Partnership completed the renovation of the foodcourt and main floor common area, added escalators at two locations andupgraded the mall's interior and exterior signage. The total cost of these enhancement programs was approximately $4,400,000. In addition, in 1994 the Partnership had commenced a parking lot repair project which was to take five years to complete and cost approximately $1,300,000. In December 1994, the Partnership sold the Collin Creek Mall. Reference is made to note 7 for a further description of this sale.

     (c)  North Hills Mall

     During October 1983, the Partnership acquired an existing enclosedmallregional shopping center in North Richland Hills (Fort Worth), Texas. The Partnership's purchase price for the mall was $13,000,000 whichwas paid in cash at closing. In addition, the Partnership initially reserved an additional $465,000 for capital improvements, tenant improvements, lease-up expenses, financing fees and other expenditures.

     In 1985, the Partnership obtained a permanent loan in the amount of$8,000,000 (note 4), secured by the property. The Partnership's aggregate cash investment, including additional capital improvements and other expenditures, is approximately $14,690,000.

     Additionally, an affiliate of the General Partners of the Partnershipobtained for the Partnership's benefit a right of first refusal from the seller to acquire two additional parcels of land (approximately 10-acres) adjacent to the shopping center.



     The Partnership continues to seek the replacement of a major tenant,which owns its own store, with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Any decision to commit additional funds to thisinvestment property for these purposes will be based on, among otherthings, the likelihood of the return of such additional investment plus a reasonable profit thereon. The Partnership believes the replacementof the major tenant and/or addition of another major department store to this center would greatly enhance the competitive position of thiscenter within the North Richland Hills retail market. Though discussions have been had between the Partnership and various prospective tenants, due to local market conditions and the condition of the retail industry in general, the Partnership has been unable to make significant progress in this regard. Therefore, there can be no assurance that such replacement and/or addition will ultimately occur.

     In 1993, the Partnership completed a mall enhancement program whichincluded the replacement of the floor in a portion of the mall, a foodcourt remodel, and certain lighting improvements. The program costapproximately $1,000,000. In addition, the Partnership completed thefourth year of a five-year program to repair the property's roof andparking lot. The total cost of the repair is expected to be approximately $1,375,000, of which approximately $1,300,000 has been incurred to date. Also, the Partnership commenced an approximate $500,000 enhancement program to upgrade the mall's entrances and exterior signage during 1995 and 1996, of which approximately $435,000 has been incurred to date. Such amounts are partially recoverable from tenants pursuant to their leases.

     On November 30, 1995, the Partnership refinanced the mortgage loanwitha new lender as described in note 4(b).

     In February 1994, the Partnership sold its sole remaining landoutparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain these net sale proceeds in its working capital reserve. The Partnership recognized a gain of $517,128 for financial reporting purposes and a gain of $518,710 for Federal income tax purposes in 1994.

     (d)  Pasadena Town Square Mall

     During October 1983, the Partnership acquired an existing enclosedmallregional shopping center in Pasadena (Houston), Texas. ThePartnership's purchase price for the mall was $30,200,000 which was paidin cash at closing. In addition, the Partnership initially reserved anadditional $1,081,000 for capital improvements, tenant improvements,lease-up expenses, financing fees and other expenditures. In 1985, the Partnership obtained a permanent loan in the amount of $15,150,000 (note 4), secured by the property. The Partnership's aggregatecash investment, including additional capital improvements and other expenditures, was approximately $16,131,000.

     The non-recourse first mortgage secured by the Pasadena Town SquareMall investment property matured in January 1995. The Partnershipcontinued to remit debt service payments to the lender based on the cash generated by the property while negotiating for an extension or refinancing of the loan. In 1995, the lender appointed a receiver to oversee the property management obligations being performed by an affiliateof the General Partner. The lender notified the Partnership of its demand for payment of all sums owed. Further negotiations with the lender to obtain a loan refinancing and/or extension proved futile. The Partnership, after taking into consideration the costs to retain and/or addanother anchor tenant and associated mall leasing difficulties, current and projected local economic conditions, decreasing sales and increased competition from new and recently renovated retail properties within the trade area of the investment property, decided not to commit any significant further amounts of capital to this property.


     Effective October 3, 1995, due to the Partnership's default in thepayment of all amounts owed, the mortgage lender concluded proceedings to realize upon its mortgage security and obtained title to the property. Although the Partnership no longer has a ownership interest in PasadenaTownSquare Mall, it has retained ownership of an approximately two acre unencumbered unimproved land outparcel adjacent to the property. ThePartnership recognized an extraordinary gain of $1,714,924 on the discharge of indebtedness for financial reporting purposes in 1995. The Partnership recognized a gain of $3,584,938 for Federal income tax purposesin 1995 without any net realizable proceeds. Previously, due to the factors discussed above, and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994, recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of$8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to two operating jointventure agreements. Pursuant to such agreements, the Partnership madeinitial capital contributions of approximately $47,313,000 (before legal and other acquisition costs and its share of operating deficits asdiscussed below). Under certain circumstances, either pursuant to theventure agreements or due to the Partnership's obligations as a generalpartner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one shoppingmall and two office buildings. The venture properties have been financed under various long-term debt arrangements as described in note 4. There are certain risks associated with the Partnership's investments madethrough joint ventures including the possibility that the Partnership'sjoint venture partners in an investment might become unable orunwilling to fulfill its financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Animas Valley Mall

     In October 1983, the Partnership acquired through a joint venture withthe developer, an interest in a newly constructed regional enclosed mall shopping center in Farmington, New Mexico, known as the Animas Valley Mall. The Partnership contributed $9,000,000 in cash to the venture.

     On June 30, 1995, the joint venture sold the land, relatedimprovementsand personal property of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico for an aggregate net sale price of approximately $27,800,000 (note 7).

     Operating profits and losses were allocated to the Partnership and thejoint venture partner according to their respective contributions to fund operating deficits with any remaining losses allocated to the Partnership.

     In April 1992, the Partnership and its joint venture partner settledcertain legal disputes regarding the joint venture agreement and management of the property. Under the terms of the settlement, the Partnership agreed, among other things to pay the unaffiliated venture partner a certain settlement amount in connection with the disposition of the property. On June 16, 1995, the joint venture acquired a 99% interest in RIC Wausau Associates, L.L.C., a Wisconsin limited liability company("LLC"), which owns an unimproved land parcel, for the sum of $75,000. On



June 22, 1995, this interest in the LLC was assigned via a tax-freeexchangeto the unaffiliated joint venture partner in return for therelinquishment of its entire interest in the joint venture, including any right to the settlement payment upon disposition discussed above. Concurrently, the Partnership admitted the General Partner of thePartnership into the joint venture with a 1% interest.

     In April 1992, the joint venture finalized a modification of theexisting long-term mortgage note secured by the Animas Valley Mall. Under the terms of the modification, the joint venture, commencing with theJanuary 1991 payment, was obligated to pay debt service of interest onlyinstallments at a rate of 10.25% per annum, through the original term of the note, with the deferred interest (2.25%) accruing at 12.5% and payable monthly to the extent of any cash flow (as defined) or upon the earlier of the sale of the property or maturity of the note in January 1994. The joint venture paid debt service through February 1994 in accordance with these modified terms. In addition, under the terms of the modification, the joint venture was required to make monthly real estate tax escrow deposits. In April 1994, the joint venture and the existing lender finalized an amendment to the loan (effective March 1, 1994) providing for the extension of its maturity to March 1995 and lowering the pay and accrual rate on the principal balance to 8% per annum. Any excess cash flow generated by the property during this period was payable to the lender quarterly towards interest accrued as of December 31, 1994 (approximately $2,200,000). As of the date of sale, no excess cash flow was paid to the lender. The lender agreed to further extend the maturity date to July 1, 1995 and subsequently to September 1, 1995 under the prior modification terms. The lender agreed to allow the joint venture to retain any net sale proceeds in excess of the $27,000,000 (as defined).

     In December 1993, the joint venture sold a land outparcel at theAnimasValley Mall to an unaffiliated third party. The sale price for the outparcel was approximately $194,000 (before selling costs and prorations). The joint venture retained these net sale proceeds as workingcapital.

     (c)  Royal Executive Park

     In December 1983, the Partnership acquired through a joint venturewiththe developer, an interest in a completed three-building officecomplex in Ryebrook, New York known as Royal Executive Park.

     The Partnership contributed the sum of $25,948,000 to the jointventurewhich was used to repay an interim construction loan secured bythe property. The developer was obligated to contribute to the joint venture amounts required to complete construction including tenant improvements. The acquisition of the venture interest resulted in an excess of the Partnership's basis in the property over its proportionate share of the venture's assets of approximately $10,000,000. Such excess was being amortized over the remaining useful life of the Venture's property through an adjustment of the Partnership's share of the Venture's operations. As discussed below, the Partnership recorded a provision for value impairment at September 30, 1995.

     Annual cash flow is distributed 49.9% to the Partnership and 50.1% tothe joint venture partner. However, since the joint venture partner didnot receive $2,605,200 of cash flow for each of the initial five years, the joint venture partner will be entitled to receive such deficiency, up to $400,000 from annual cash flow, if any, available for distribution to the partners after the Partnership and the joint venture partners have received $2,594,800 and $2,605,200, respectively, per annum. Operating profits and losses are generally allocated to the joint venture partners inthe same ratio that annual cash flow is distributed to the partners.

     The joint venture agreement further provides that proceeds from saleorrefinancing of the complex will be distributed 49.9% to the Partnership and 50.1% to the joint venture partner.



     The property was managed by an affiliate of the joint venture partnerunder an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, through November 1994 (note
6) a affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate ofthe General Partner assumed certain leasing responsibilities for the property.

     During the fourth quarter of 1993 New York Telephone Company's lease(90,000 square feet) expired and it, along with certain of its subtenants, vacated the building. MCI Realty Inc. (180,000 square feet), which had been subleasing a portion of the New York Telephone space, entered into a direct lease with the joint venture for 30,000 square feet. The lease term expires in January 2001 and provides for an effective rentalrate at market, which is substantially less than the rental rate paidpreviously by New York Telephone. The joint venture continues to actively market the remaining New York Telephone Company space to prospective tenants. MCI approached the joint venture seeking a current rent reduction in return for a lease extension beyond its prior lease expiration date of March 31, 1998 on its 180,000 square foot lease. The joint venture finalized a modification and extension of MCI's 180,000 square foot lease which provides for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believed, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 and net capital contributions by the Partnership and the joint venture partner totalling $503,844 contributed in their respective ownership percentages.

     While office building development in this market is virtually at astandstill, significant improvement in the competitive market conditions is not expected for several years. The competitive market conditions haveresulted in lower than originally anticipated effective rental rates that can be achieved and high releasing costs that will be incurred inconjunction with releasing space which expires. Consequently, the property cash flow has been significantly reduced as a result of increased vacancy and the modification and extension of MCI's lease. Therefore, thePartnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space. In response to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through futureoperations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of$9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its then estimated fair value.

     (d)  Broad Street

     During December 1985, the Partnership acquired, through a jointventurepartnership (the "Affiliated Joint Venture") with JMB IncomeProperties, Ltd.-XII ("JMB Income-XII", a partnership sponsored by the Managing General Partner of the Partnership) a 31.44% interest in anexisting 24-story office building located at 40 Broad Street in New York,New York. The Affiliated Joint Venture's purchase price for the building was $65,100,000 (net of prorations and miscellaneous closing costs), of which the Partnership provided approximately $20,470,000, which was paid in cash at closing.


     The Partnership will be allocated or distributed profits and losses,cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which is31.44%. The Partnership and JMB Income - XII are current with respect totheir required capital contributions to Broad Street.

     The downtown New York City market remains extremely competitive due tothe significant amount of space available primarily resulting from thelayoffs, cutbacks and consolidations by financial service companies andrelated businesses which dominated this market. Rental rates in thedowntown market are currently at depressed levels and this can be expected to continue for the foreseeable future while the current vacant space is gradually absorbed. Little, if any, new construction is planned for downtown over the next few years and it is expected that the building will continue to be adversely affected by the lower than originally projected effective rental rates now achieved upon releasing of existing leases which expire over the next few years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This decline in rental rates, the increase in re-leasing time and the costs upon re-leasing will result in a continued decrease in cash flow from operations over the near-term.

     Until December 1994, the property was managed by an affiliate of theGeneral Partners of the Partnership for a fee calculated as 2% of gross receipts of the property (see note 6).





(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and 1994:
                                                                     1995          1994
                                                                 -----------   -----------
12-1/2% mortgage note, secured by the North Hills Mall in
  North Richland Hills (Fort Worth), Texas, payable in monthly installments of $85,400 (including interest) until July 1995 when the outstanding balance of $7,832,745 was due and payable;
  (modified and extended to December 1, 1995; refinanced in
  December 1995 by the note described immediately below
  (see note 4(b)). . . . . . . . . . . . . . . . . . . . . .    $     --         7,854,788

7-1/8% mortgage note, secured by the North Hills Mall in
  North Richland Hills (Fort Worth), Texas; payable in
  monthly installments of $57,182 (including interest)
  until January 1, 2001 when the outstanding balance of
  $7,318,330 is due and payable (note 4(b)). . . . . . . . .       8,000,000        --

13-5/8% mortgage note, secured by the Pasadena Town Square
  Mall in Pasadena (Houston), Texas; retired at disposition
  in October 1995; installments of $175,022 (including interest)
  were due monthly until January 1995 when the outstanding
  balance of $14,399,992 was originally due and payable
  (note 2(d)). . . . . . . . . . . . . . . . . . . . . . . .          --        14,399,992

12-1/2% mortgage note, secured by the Animas Valley Mall
  Shopping Center in Farmington, New Mexico, provided for
  monthly payments of interest only aggregating $2,767,500
  per annum until January 1994 when the remaining interest
  and outstanding balance of $27,000,000 was originally due
  and payable; (modified and extended to March 1995 in
  April 1992, note 3(b)); retired upon sale of property
  in June 1995 (see note 7(b)) . . . . . . . . . . . . . . .          --        27,000,000
                                                                 -----------  ------------
     Total debt. . . . . . . . . . . . . . . . . . . . . . .       8,000,000    49,254,780
     Less current portion of long-term debt. . . . . . . . .         109,719    49,254,780
                                                                 -----------  ------------
          Total long-term debt . . . . . . . . . . . . . . .     $ 7,890,281         --
                                                                 ===========  ============



     Five year maturities of long-term debt are summarized as follows:

                 1996. . . . . . .    $109,719
                 1997. . . . . . .     117,797
                 1998. . . . . . .     126,470
                 1999. . . . . . .     135,781
                 2000. . . . . . .     145,777
                                      ========

     (b) Debt Modification

     The Partnership and the mortgage lender agreed to extend the July 1,1995 maturity date of the mortgage loan on the North Hills Mall untilDecember 1, 1995. During this extension, the Partnership made a cumulative paydown of approximately $860,000. The interest rate of 12.5% on the mortgage loan remained unchanged during this extension. On November 30, 1995, the Partnership refinanced the mortgage loan (with a then outstanding balance of $6,972,974) with a new lender. The new mortgage loan has a principal balance of $8,000,000 and monthly principal and interest payments of $57,182, which are based upon an interest rate per annum of 7.125% and a 25-year amortization schedule, through January 1, 2001 when the remaining principal balance of $7,318,330 is due and payable.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits orlosses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale orrefinancing of investment properties are to be allocated to the GeneralPartners to the greater of 1% of such profits or the amount of cashdistributable to the General Partners from any such sale or refinancing(as described below). Losses from the sale or refinancing of investment properties are to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

      An amendment to the Partnership Agreement, effective January 1, 1991,generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, anycurrent or anticipated event would cause the deficit balance in absoluteamount in the Capital Account of the General Partners to be greaterthan their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of thePartnership. Distributions of "cash flows" of the Partnership areallocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners aresubordinated to the Limited Partners' receipt of a stipulated return oncapital. Through December 31, 1995, a portion of the General Partners'distributions have been deferred (note 9).



    The Partnership Agreement provides that the General Partners shallreceive as a distribution from the sale of a real property by thePartnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disbursable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the GeneralPartners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cashdistributions of sale or refinancing proceeds in an amount equal to theLimited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. Therefore, in accordance with the Partnership Agreement, the General Partners have deferred the receipt of certain sale proceeds ($3,481,080 or approximately $23 per interest) from the Partnership in connection with the sale of the Towne Square Mall, Collin Creek Mall and Animas Valley Mall.


(6)  MANAGEMENT AGREEMENTS

     The North Hills Mall, Pasadena Town Square (prior to the lenderrealizing upon its security in October 1995) and Animas Valley Mall (prior to its sale in June 1995) are/were managed by an affiliate of the General Partners pursuant to management agreements which provide for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property. The Royal Executive Park office building had been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the GeneralPartner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portionof the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, the affiliate of the General Partners assumed the leasing responsibilities for the property.

     In December 1994, one of the affiliated property managers soldsubstantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Royal Executive Park office building and the 40 Broad Street office building after the sale on the same terms that existed prior to the sale.


(7)  SALE OF INVESTMENT PROPERTY

     (a)  Collin Creek Mall

     On December 29, 1994, the Partnership sold the land, relatedimprovements and personal property of the Collin Creek Mall located in Plano, Texas. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-lengthnegotiations. The sale price of the land, related improvements andpersonal property was $108,000,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds ($24,546,213) was utilized to retire the first mortgage secured by the property. An affiliate of the General Partner retained management of the property. The Partnership recognized a gain of $64,054,814 for financial reporting purposes and has recognized a gain of $79,757,206 for Federal income tax purposes in 1994.


     (b)  Animas Valley Mall

     On June 30, 1995, the Partnership through Animas Valley MallAssociatessold the land, building, related improvements and personalproperty of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The aggregate sale price of the above was$27,800,000 (before selling costs and prorations), all of which was paidin cash at closing. A majority of the cash proceeds ($27,000,000) wasutilized to retire the first mortgage secured by the improved property. The Partnership recognized a gain of $3,832,429 on the sale of theinvestment property and an extraordinary gain of $2,219,608 on theforgiveness of debt for financial reporting purposes in 1995. ThePartnership recognized a gain of $2,920,143 for Federal income tax purposes in 1995.


(8)  LEASES

     As Property Lessor

     At December 31, 1995, the Partnership and its consolidated venture's principal assets is one shopping center. The Partnership has determinedthat all leases relating to this property are properly classifiedas operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs(e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1996. . . . . . . . .  $ 2,577,902
                 1997. . . . . . . . .    2,319,292
                 1998. . . . . . . . .    2,200,595
                 1999. . . . . . . . .    2,049,964
                 2000. . . . . . . . .    1,857,783
                 Thereafter. . . . . .    7,462,994
                                        -----------
                      Total. . . . . .  $18,468,530
                                        ===========

     Contingent rent (based on sales by property tenants) included inconsolidated rental income was as follows for the years ended December 31, 1995, 1994 and 1993:

                 1993. . . . . . . . .     $861,927
                 1994. . . . . . . . .      935,162
                 1995. . . . . . . . .      331,841



(9) TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permittedtoengage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership andthe operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are asfollows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property management and
  leasing fees (note 6). . . . . .     $295,394      695,178       667,066          --
Insurance commissions. . . . . . .       24,677       42,296        83,329          --
Reimbursement (at cost) for
  accounting services. . . . . . .       90,169       98,245        78,135          --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . .       66,668       36,681          --            --
Reimbursement (at cost) for
  legal services . . . . . . . . .        8,021       22,103        22,789          --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . .      148,818       30,004          --          72,923
                                       --------      -------       -------        ------

                                       $633,747      924,507       851,319        72,923
                                       ========      =======       =======        ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrativecharges of approximately $64,500 that had not previously been reimbursed.




     Effective October 1, 1995, the Managing General Partner of thePartnership engaged independent third-parties to perform certain of these administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partner. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     The General Partners have deferred (in accordance with the Partnershipagreement, see note 5) payment of certain of their distributionsof net cash flow from the Partnership. Accordingly, $9,886,390 (approximately $66 per interest) of distributable cash and $3,481,080 (approximately $23 per interest) of sale proceeds has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings.


(10)  INVESTMENTS IN UNCONSOLIDATED VENTURES

      Summary financial information for Royal Executive Park and BroadStreet (notes 3(c) and 3(d), respectively) as of and for the years ended December 31, 1995 and 1994 are as follows:

                                   1995           1994
                               ------------   ------------

Current assets . . . . . . .   $  3,545,263      3,504,488
Current liabilities. . . . .       (249,728)      (201,656)
                               ------------   ------------
     Working capital . . . .      3,295,535      3,302,832
                               ------------   ------------
Investment property, net . .     30,619,261     31,330,567
Other assets, net. . . . . .      4,333,707      3,965,694
Other liabilities, net . . .       (143,555)      (122,397)
Venture partners' equity . .    (23,700,641)   (14,445,772)
                               ------------   ------------
     Partners' capital . . .   $ 14,404,307     24,030,924
                               ============   ============
Represented by:
     Invested capital. . . .   $ 50,272,431     50,147,684
     Cumulative cash distributions(36,667,835) (35,455,238)
     Cumulative net earnings        799,711      9,338,478
                               ------------   ------------
                               $ 14,404,307     24,030,924
                               ============   ============
Total income . . . . . . . .   $ 11,139,197     12,321,252
                               ============   ============
Expenses applicable to operations$  8,961,945    9,079,579
                               ============   ============
Net earnings . . . . . . . .   $  2,177,252      3,223,673
                               ============   ============

     Also, for the year ended December 31, 1993, total income, expensesapplicable to operations and net earnings were $16,077,877, $10,052,562 and $6,025,315, respectively, for the unconsolidated ventures listed above.




                                                                              SCHEDULE III
                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995


                                                  COSTS
                                                CAPITALIZED
                          INITIAL COST TO      SUBSEQUENT TO  GROSS AMOUNT AT WHICH CARRIED
                          PARTNERSHIP (A)     TO ACQUISITION      AT CLOSE OF PERIOD (B)
                     ------------------------------------------------------------------------------
                                    BUILDINGS    BUILDINGS               BUILDINGS
                                      AND         AND                       AND
DESCRIPTION ENCUMBRANCE     LAND   IMPROVEMENTSIMPROVEMENTS     LAND    IMPROVEMENTS  TOTAL (D)
----------- ----------- ----------------------------------------------- ------------ ----------

SHOPPING
 CENTERS:
North Richland
 Hills,
 Texas (C) . $8,000,000   3,170,275   9,829,725   13,683,093  2,642,818   23,512,818 26,155,636
Pasadena,
 Texas (D) .      --        490,824       --           --       490,824        --       490,824
             ----------  ----------  ----------  ----------------------  ----------------------

      Total. $8,000,000   3,661,099   9,829,725   13,683,093  3,133,642   23,512,818 26,646,460
             ==========  ==========  ==========  ======================  ======================



                                                                  SCHEDULE III - CONTINUED
                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF      1995
                           ACCUMULATED          DATE OF      DATE      OPERATION    REAL ESTATE
DESCRIPTION               DEPRECIATION(F)    CONSTRUCTION  ACQUIRED   IS COMPUTED      TAXES
-----------              ----------------    ------------ ------------------------- -----------

SHOPPING CENTERS:
  North Richland Hills,
    Texas (C). . . . . . .     $7,645,144        1979       10/19/83     5-30 years     618,719
  Pasadena,
    Texas (D). . . . . . .          --            N/A       11/15/90         N/A         14,036
                               ----------                                             ---------

      Total. . . . . . . .     $7,645,144                                               632,755
                               ==========                                             =========

------------------
Notes:
       (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $26,043,000.
       (C) Reflects reallocation of initial costs between land and buildings and improvements.
       (D) The Partnership still maintains ownership of approximately a two acre unencumbered unimproved land outparcel adjacent to the Pasadena Town Square Mall; see note 2(d).




                                                                  SCHEDULE III - CONTINUED
                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (E)  Reconciliation of real estate owned at December 31, 1995, 1994 and 1993:

                                                     1995          1994            1993
                                                 ------------  ------------   ------------
     Balance at beginning of period. . . . . .   $ 89,097,178   154,841,597    150,221,424
     Additions . . . . . . . . . . . . . . . .        802,067     3,006,843      4,658,162
     Reductions during period (notes 2(c), 2(d),
       3(b) and 7) . . . . . . . . . . . . . .    (63,252,785)  (60,333,437)       (37,989)
     Provision for value impairment. . . . . .          --       (8,417,825)         --
                                                 ------------  ------------   ------------

     Balance at end of period. . . . . . . . .   $ 26,646,460    89,097,178    154,841,597
                                                 ============  ============   ============

        (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .   $ 31,896,865    43,945,824     39,584,216
     Depreciation expense. . . . . . . . . . .      1,690,411     4,471,238      4,361,608
     Reductions during period (notes 2(c), 2(d),
       3(b) and 7) . . . . . . . . . . . . . .    (25,942,132)  (16,520,197)         --
                                                 ------------  ------------   ------------

     Balance at end of period. . . . . . . . .   $  7,645,144    31,896,865     43,945,824
                                                 ============  ============   ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with, auditors during fiscalyear 1994 and 1995.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB RealtyCorporation ("JMB"), a Delaware corporation, substantially all of theoutstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB hasresponsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by theAssociate General Partner of the Partnership, Income Associates-X, anIllinois limited partnership with ABPP Associates, L.P. as its sole general partner. ABPP Associates, L.P. is an Illinois limited partnership with JMB as its general partner. ABPP Associates, L.P., as the general partner of the Associate General Partner shall be directed by a majority ininterest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide the Associate General Partner's approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, incertain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of eachdirector and executive and certain other officers of the Managing General Partner of the Partnership are as follows at December 31, 1995:



                                                  SERVED IN
NAME                   OFFICE                     OFFICE SINCE
----                   ------                     ------------

Judd D. Malkin         Chairman                   5/03/71
                       Director                   5/03/71
                       Chief Financial Officer    2/22/96
Neil G. Bluhm          President                  5/03/71
                       Director                   5/03/71
Burton E. Glazov       Director                   7/01/71
Stuart C. Nathan       Executive Vice President   5/08/79
                       Director                   3/14/73
A. Lee Sacks           Director                   5/09/88
John G. Schreiber      Director                   3/14/73
H. Rigel Barber        Chief Executive Officer    8/01/93
                       Executive Vice President   1/02/87
Glenn E. Emig          Executive Vice President   1/01/93
                       Chief Operating Officer    1/01/95
Gary Nickele           Executive Vice President   1/01/92
                       General Counsel            2/17/84
Gailen J. Hull         Senior Vice President      6/01/88
Howard Kogen           Senior Vice President      1/02/86
                       Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directorsorofficers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or amongany of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate LimitedPartnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus")and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"),JMB Income Properties, Ltd.-IX"), JMB Income Properties,Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMBIncome-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companiesof JMB including Arvida/JMB Managers, Inc. (the general partner ofArvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.


     The business experience during the past five years of each suchdirector and officer of the Managing General Partner of the Partnershipin addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMBIncome-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMBIncome-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since
June,1971and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since
July,1972. Mr. Nathan is also a director of Sportmart Inc., a retailer ofsporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency,Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB sinceDecember,1970 and served as an Executive Vice President of JMB untilDecember 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. Heis also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. In addition, Mr. Schreiber is a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust inthe business of owning, managing and developing shopping centers, and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in BusinessAdministration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since
March,1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since
February,1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March,1982. He holds a Masters degree in Business Administration from Northern IllinoisUniversity and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.




ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners ofthe Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided propertymanagementservices to the Partnership for the North Hills Mall in North Richland, Texas, the Pasadena Town Square shopping center in Pasadena, Texas (through the date of disposition, October 3, 1995), the Animas Valley Mall in Farmington, New Mexico (through the date of sale, June 30, 1995), the Collin Creek Mall in Plano, Texas (through the date of sale, December 29, 1994) and for the Pylon Plaza Office Building - Phase I and II in Boca Raton, Florida (through the date of disposition, December 9,1991). Fees are calculated at 3% of fixed and percentage rents from Animas Valley Mall, 5% of gross rents from Pylon Plaza, and 4% of fixed andpercentage rents from North Hills Mall, Pasadena Town Square and Collin Creek Mall. In 1995, such affiliate earned property management and leasingfees amounting to $295,394, of which all was paid as of December 31,1995. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminableby either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing GeneralPartner, earned and received insurance brokerage commissions in 1995aggregating $24,677 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes ofcoverage provided.

     The General Partners of the Partnership or their affiliates may bereimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation ofthe Partnership's real property investments. In 1995, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $313,676 of which $72,923 was paid at December 31, 1995.

     The Partnership is permitted to engaged in various transactionsinvolving affiliates of the Managing General Partner of the Partnership, as described in Item 10 and Exhibit 21 hereto.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the
outstandingInterests of the Partnership.

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own thefollowing Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                              BENEFICIAL                          OF BENEFICIAL PERCENT
TITLE OF CLASS                  OWNER                              OWNERSHIP    OF CLASS
--------------                ----------                       -------------------------

Limited Partnership           JMB Realty Corporation           5 Interests      Less than 1%
    Interests                                                  directly

Limited Partnership           Managing General Partner,        5 Interests      Less than 1%
    Interests                 its officers and directors       directly
                              and the Associate General
                              Partner as a group

     No officer or directors of the Managing General Partner of the Partnership possesses a right to acquirebeneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangements, known to the Partnership, the operations of which may at a subsequent dateresult in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships withthe Managing General Partner, affiliates or their management other thanthose described in Items 10 and 11 above.



                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

      1. Financial Statements and Supplementary Data
(SeeIndex to Financial Statements filed with thisannual report)

      2. Exhibits.

         3-A.* The Prospectus of the Partnership dated June 29, 1983 assupplemented September 12, 1983 and October 21, 1983, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-12, 57-59 and A-7 to A-11 are herebyincorporated herein by reference.

         3-B.* Amended and Restated Agreement of Limited
Partnershipsetforth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference.

         4-A.* Document relating to the mortgage loan secured by theCollin Creek Mall in Plano, Texas is hereby incorporated herein by reference.

         4-B.* Document relating to the mortgage loan secured by thePasadena Town Square shopping center in Pasadena, Texas is hereby incorporated herein by reference.

         4-C.* Modification document relating to the mortgage loansecured by the Animas Valley Mall in Farmington, NewMexico is hereby incorporated herein by reference.

         4-D. Document relating to the mortgage loan secured by theNorth Hills Mall in North Richland Hills, Texas, a copy of which is filed herewith.

         10-A. Acquisition documents relating to the purchase by thePartnership of an interest in the 40 Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's Report onForm 8-K (File No. 0-12432) dated December 31, 1985.

         10-B. Acquisition documents relating to the purchase by thePartnership of an interest in the Royal Executive Park office complex in Ryebrook, New York are herebyincorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated December 30,1983.

         10-C. Acquisition documents relating to the purchase by thePartnership of the Collin Creek Mall in Plano, Texas are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.



         10-D. Acquisition documents relating to the purchase by thePartnership of the North Hills Mall in North RichlandHills, Texas are hereby incorporated by reference to the Partnership's Registration Statement onPost-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

         10-E. Acquisition documents relating to the purchase by thePartnership of the Pasadena Town Square shopping center in Pasadena, Texas are hereby incorporated by reference to the Partnership's
Registration Statement onPost-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

         10-F. Acquisition documents including the venture agreementrelating to the purchase by the Partnership of an interest in the Animas Valley Mall in Farmington, NewMexico are hereby incorporated by reference to thePartnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

         10-G. Sale documents relating to the outparcel sale at theAnimas Valley Mall in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12140) dated March 25, 1994.

         10-H. Sale documents relating to the sale of the Collin
CreekMall in Plano, Texas are hereby incorporated byreference to the Partnership's report on Form 8-K (File No. 0-12140) dated January 13, 1995.

         10-I. Sale documents relating to the sale of the Animas
ValleyMall in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report onForm 8-K (File No. 0-12140) dated July 14, 1995.

         21.   List of Subsidiaries.

         24.   Powers of Attorney.

         27.   Financial Data Schedule.

         99-A. The Partnership's report on Form 8-K (File No. 0-
               12140)describing the disposition of the Pasadena Town Square Mall dated October 18, 1995, a copy of which is filed herewith.

         99-B. The Partnership's report on Form 8-K (File NO. 0-
               12140)describing the sale of the Animas Valley Mall dated June 30, 1995, a copy of which is filed herewith.

      ___________

      *  Previously filed as Exhibits 3-A, 3-B, 4-A, 4-B and 4-
         C,respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

         Although certain additional long-term debt instruments of theRegistrant have been excluded from Exhibit 4 above, pursuantto Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.



      (b)The following report on Form 8-K has been filed for the quartercovered by this report.

         (1)   The Partnership's report on Form 8-K (File No. 0-
               12140)for October 3, 1995 (describing under Item 2 of such report the Partnership's disposition of the Pasadena Town Square Mall) was filed. The report is dated October 18, 1995. No financial statements were required to be filed therewith.


     No annual report or proxy material for the fiscal year 1995 has beensent to the Partners of the Partnership. An annual report will be sentto the Partners subsequent to this filing.





                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the SecuritiesAct of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              JMB INCOME PROPERTIES, LTD. - X

              By:    JMB Realty Corporation
                     Managing General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1996

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1996

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1996

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 25, 1996

              By:    STUART C. NATHAN*
                     Stuart C. Nathan, Executive Vice President
                       and Director
              Date:  March 25, 1996


              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 25, 1996



                         EXHIBIT INDEX



                                      DOCUMENT
                                    INCORPORATED
                                    BY REFERENCE          Page
                                    ------------          ----
3-A.   Pages 8-12, 57-59 and A-7 to
       A-11 of the Prospectus of the
       Partnership dated June 29, 1983,
       as supplemented September 12,
       1983 and October 21, 1983           Yes              --

3-B.   Amended and Restated Agreement of
       Limited Partnership                 Yes              --

4-A.   Mortgage loan documents related
       to Collin Creek Mall                Yes              --

4-B.   Mortgage loan documents related
       to Pasadena Town Square
       shopping center                     Yes              --

4-C.   Mortgage loan modification documents
       related to Animas Valley Mall       Yes              --

4-D.   Mortgage loan documents related
       to North Hills Mall                 No

10-A.  Acquisition documents related to
       the 40 Broad Street office building Yes              --

10-B.  Acquisition documents related to
       the Royal Executive Park office
       complex                             Yes              --

10-C.  Acquisition documents related to
       the Collins Creek Mall              Yes              --

10-D.  Acquisition documents related to
       the North Hills Mall                Yes              --

10-E.  Acquisition documents related to
       the Pasadena Town Square shopping
       center                              Yes              --

10-F.  Acquisition documents related to
       the Animas Valley Mall              Yes              --

10-G.  Sale documents related to the
       Animas Valley Mall                  Yes              --

10-H.  Sale documents related to the
       Collin Creek Mall                   Yes              --

10-I.  Sale documents related to the
       Animas Valley Mall                  Yes              --

21.    List of Subsidiaries                No

24.    Powers of Attorney                  No

27.    Financial Data Schedule             No

99-A.  Form 8-K for October 18, 1995       No

99-B.  Form 8-K for June 30, 1995          No