Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD X
filed 1996-05-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996      Commission File #0-12140




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















                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations . . . . . . . . . . . . .    10




PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . .    11


Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    12







PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 1996 AND DECEMBER 31, 1995

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                         MARCH 31,     DECEMBER 31,
                                                                           1996           1995
                                                                       -------------  ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    $ 20,597,293     21,431,887
  Rents and other receivables, net of allowance
    for doubtful accounts of $89,972 in 1996
    and $38,235 in 1995. . . . . . . . . . . . . . . . . . . . . . .         345,543        485,078
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .          12,685         29,642
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . . . . .         257,625        772,831
                                                                        ------------    -----------
          Total current assets . . . . . . . . . . . . . . . . . . .      21,213,146     22,719,438
                                                                        ------------    -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,133,642      3,133,642
  Buildings and improvements . . . . . . . . . . . . . . . . . . . .      23,627,697     23,512,818
                                                                        ------------    -----------
                                                                          26,761,339     26,646,460
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .       7,837,912      7,645,144
                                                                        ------------    -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . .      18,923,427     19,001,316
Investment in unconsolidated ventures, at equity . . . . . . . . . .      14,603,378     14,404,307
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         206,878        218,659
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .         480,198        488,992
                                                                        ------------    -----------

                                                                        $ 55,427,027     56,832,712
                                                                        ============    ===========

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                               ------------------------------------------

Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . .  $      --             378,034
  Current portion of long-term debt. . . . . . . . . . . . . . . . .         121,482        109,719
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         129,906        171,022
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .          47,385        539,342
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .         159,691        618,256
                                                                        ------------    -----------
        Total current liabilities. . . . . . . . . . . . . . . . . .         458,464      1,816,373

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .           8,830         16,500
Long-term debt, less current portion . . . . . . . . . . . . . . . .       7,859,096      7,890,281
                                                                        ------------    -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . .       8,326,390      9,723,154

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . .       1,175,907      1,152,263
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .        (250,000)      (250,000)
                                                                        ------------    -----------
                                                                             926,907        903,263
                                                                        ------------    -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . .     135,651,080    135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . .      75,110,230     74,542,775
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (164,587,580)  (163,987,560)
                                                                        ------------    -----------
                                                                          46,173,730     46,206,295
                                                                        ------------    -----------
        Total partners' capital accounts . . . . . . . . . . . . . .      47,100,637     47,109,558
                                                                        ------------    -----------
                                                                        $ 55,427,027     56,832,712
                                                                        ============    ===========

                      See accompanying notes to consolidated financial statements.


                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                               (UNAUDITED)

                                                                            1996           1995
                                                                       -------------    -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,732,458      4,415,121
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .         265,551      1,061,659
                                                                         -----------     ----------
                                                                           1,998,009      5,476,780
                                                                         -----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . .         142,327      1,274,946
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .         192,768        621,385
  Property operating expenses. . . . . . . . . . . . . . . . . . . .       1,126,984      2,354,227
  Professional services. . . . . . . . . . . . . . . . . . . . . . .           6,509         68,094
  Amortization of deferred expenses. . . . . . . . . . . . . . . . .          17,594         15,471
  General and administrative . . . . . . . . . . . . . . . . . . . .         119,799        161,893
                                                                         -----------     ----------
                                                                           1,605,981      4,496,016
                                                                         -----------     ----------
         Operating earnings (loss) . . . . . . . . . . . . . . . . .         392,028        980,764
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . .         199,071        160,009
                                                                         -----------     ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . .     $   591,099      1,140,773
                                                                         ===========     ==========
        Net earnings (loss) per limited partnership interest . . . .     $      3.78           7.30
                                                                         ===========     ==========
         Cash distributions per limited partnership interest . . . .     $      4.00         454.00
                                                                         ===========     ==========








                      See accompanying notes to consolidated financial statements.


                                     JMB INCOME PROPERTIES, LTD. - X
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                               (UNAUDITED)

                                                                              1996           1995
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   $   591,099     1,140,773
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       192,768       621,385
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .        17,594        15,471
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . . . . .      (199,071)     (160,009)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .       139,535      (148,584)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .       515,206       (48,337)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        16,957        60,873
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .         8,794        14,338
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (41,116)      293,997
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .      (491,957)         (510)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . .      (458,565)     (967,186)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .        (7,670)       (4,899)
                                                                           -----------   -----------

        Net cash provided by (used in) operating activities. . . . . . .       283,574       817,312
                                                                           -----------   -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . .         --        1,134,935
  Additions to investment properties . . . . . . . . . . . . . . . . . .      (114,879)      (10,038)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .        (5,813)       (7,579)
  Partnership's contribution to unconsolidated ventures. . . . . . . . .         --         (125,000)
                                                                           -----------   -----------

        Net cash provided by (used in) investing activities. . . . . . .      (120,692)      992,318
                                                                           -----------   -----------


Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (378,034)    2,479,965
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .       (19,422)      (45,811)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .      (600,020)  (68,102,270)
                                                                          ------------   -----------
          Net cash provided by (used in) financing activities. . . . . .      (997,476)  (65,668,116)
                                                                          ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . . . .      (834,594)  (63,858,486)

          Cash and cash equivalents, beginning of year . . . . . . . . .    21,431,887    84,869,716
                                                                          ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . . . . .  $ 20,597,293    21,011,230
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $    634,284     1,275,456
                                                                          ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . .  $      --            --
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


                   JMB INCOME PROPERTIES, LTD. - X
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1996 AND 1995

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended March 31, 1996 and 1995 are as follows:

                                                        Unpaid at
                                                        March 31,
                                  1996        1995        1996
                                -------      ------   -------------
Property management
 and leasing fees. . . . . .    $46,116     108,816          --
Insurance commissions. . . .     (7,066)        462          --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . .      3,149      26,785         8,841
                                -------     -------       -------
                                $42,199     136,063         8,841
                                =======     =======       =======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership investment properties. In 1995 and through the first quarter of 1996, such costs aggregated $313,676 and $42,937, respectively, of which $107,078 remains unpaid at March 31, 1996.

     The General Partners have deferred (in accordance with the Partnership Agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $9,953,059 at March 31, 1996 (approximately $66 per interest). In addition, the General Partners have deferred certain sale proceeds of $3,481,080 (approximately $23 per Interest) from the Partnership. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.


40 BROAD STREET

     Occupancy at 40 Broad Street was approximately 75% as of March 31, 1996. Tenant leases representing 12% of the property expire in 1996, not all of whom are expected to renew. The downtown New York City market remains extremely competitive due to the significant amount of space available.


NORTH HILLS MALL

     The Partnership continues to seek the replacement of a major tenant, which owns its own store, at the North Hills Mall with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Though discussions have been had between the Partnership and various prospective tenants, due to local market conditions and the condition of the retail industry in general, the Partnership has been unable to make significant progress in this regard. Therefore, there can be no assurance that such replacement and/or addition will ultimately occur. The Partnership is in the last year of a five-year program to repair the property's roof and parking lot. The total cost of the repair is expected to be approximately $1,375,000, of which approximately $1,311,000 has been incurred to date. In addition, the Partnership completed an approximate $525,000 enhancement program to upgrade the mall's entrances and exterior signage during 1995 and 1996.
The total five-year costs will be partially recoverable from tenants pursuant to provisions in their leases.


ROYAL EXECUTIVE PARK

     Royal Executive Park competes in a market where office building development is virtually at a standstill, and as a result, significant improvement in the competitive market conditions is not currently expected. During 1996, MCI Telecommunications Corporation ("MCI") had an option to terminate its lease (original expiration date of January 31, 2001) for 30,000 square feet of space with the payment of a substantial lease termination fee. MCI was required to notify the joint venture by May 5, 1996 that it was going to exercise such option and no such notice was received. MCI's lease contains an additional option to terminate with no penalty in late 1998. The competitive market conditions have resulted in lower effective rental rates and higher costs that will be incurred in conjunction with re-leasing existing vacant space. Consequently, the property cash flow has been significantly reduced as a result of increased vacancy and certain previously reported lease modifications. Although the venture is conserving its working capital, the Partnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $20,597,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     Starting in May 1996, in an effort to reduce Partnership operating expenses, the Partnership has elected to make semi-annual, rather than quarterly, distributions of operating cash flow. The May 1996 distribution of $6 per Interest was reduced from the previous quarterly distribution of $4 per Interest. The reduction in distributions was necessary primarily due to anticipated reductions in operating cash flow due to the re-leasing programs at Royal Executive Park and 40 Broad Street. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to the subsequent repayment of the $378,034 bank overdraft incurred at December 31, 1995 and the payment of approximately $500,000 of accrued mortgage interest for the Pasadena Town Square investment property. Such amount represents the operating cash flow of the property (as defined) not previously remitted prior to the lender realizing upon its security in October 1995.

     The decrease in both escrow deposits and accrued real estate taxes at March 31, 1996 as compared to December 31, 1995 is due to the timing of payment of approximately $618,000 for real estate taxes from escrow deposits at the North Hills Mall investment property.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the decrease in the Partnership's average balance in U.S. Government obligations primarily due to the distribution of sales proceeds in 1995 from the Collin Creek Mall investment property sale in December 1994.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and professional services for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the sale of the Animas Valley Mall and a related land outparcel in June 1995 and the foreclosure on Pasadena Town Square Mall in October 1995.




PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                            1996
                              --------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . . . .   92%       89%        90%      92%     86%

2.  Royal Executive Park
      Ryebrook, New York . . . .   78%       78%        78%      78%     81%

3.  40 Broad Street
      New York, New York . . . .   76%       76%        77%      77%     75%

- -----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 88% at March 31, 1995, 80% at June 30, 1995, 79% at
September 30, 1995, 77% at December 31, 1995 and 74% at March 31, 1996.



ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     Response:

     (a)  Exhibits:

          3-A. The Prospectus of the Partnership dated June 29, 1983 as supplemented September 12, 1983 and October 21, 1983, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Form 10-K dated March 18, 1993.

          3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference to the Partnership's Form 10-K dated March 18, 1993.

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

          10-E. Sale documents relating to the sale of Animas Valley Mall and a related land outparcel sale in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report for June 30, 1995 on Form 8-K (File No. 0-12140) dated July 14, 1995.

          10-F. Documents describing the transferred title of the Partnership's interest in the Pasadena Town Square Shopping Center are hereby incorporated by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-12140) dated November 9, 1995.

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


                JMB INCOME PROPERTIES, LTD. - X

                BY:  JMB Realty Corporation
                     (Managing General Partner)




                     By:    GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                     Date:  May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                     Date:  May 10, 1996