Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD X
filed 1996-08-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996 Commission File #0-12140




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



                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3


Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations . . . . . . . . . . .     12




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     14


Item 6.  Exhibits and Reports on Form 8-K. . . . . .     15








PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                   JUNE 30,   DECEMBER 31,
                                                                    1996         1995
                                                                -------------------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 20,636,451   21,431,887
  Rents and other receivables, net of allowance
    for doubtful accounts of $112,664 in 1996
    and $38,235 in 1995. . . . . . . . . . . . . . . . . . . .        257,985      485,078
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          29,642
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        412,201      772,831
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     21,306,637   22,719,438
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,133,642    3,133,642
  Buildings and improvements . . . . . . . . . . . . . . . . .     23,840,244   23,512,818
                                                                 ------------  -----------
                                                                   26,973,886   26,646,460
  Less accumulated depreciation. . . . . . . . . . . . . . . .      8,031,176    7,645,144
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     18,942,710   19,001,316
Investment in unconsolidated ventures, at equity . . . . . . .     14,219,493   14,404,307
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        191,954      218,659
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        471,403      488,992
                                                                 ------------  -----------

                                                                 $ 55,132,197   56,832,712
                                                                 ============  ===========

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .  $       --         378,034
  Current portion of long-term debt. . . . . . . . . . . . . .        123,669      109,719
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        361,998      171,022
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         47,209      539,342
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        319,400      618,256
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        852,276    1,816,373

Tenant security deposits . . . . . . . . . . . . . . . . . . .          9,400       16,500
Long-term debt, less current portion . . . . . . . . . . . . .      7,827,343    7,890,281
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,689,019    9,723,154

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,185,610    1,152,263
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                      936,610      903,263
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     75,343,098   74,542,775
    Cumulative cash distributions. . . . . . . . . . . . . . .   (165,487,610)(163,987,560)
                                                                 ------------  -----------
                                                                   45,506,568   46,206,295
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     46,443,178   47,109,558
                                                                 ------------  -----------
                                                                 $ 55,132,197   56,832,712
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.




                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,364,785    4,041,658   3,097,243    8,456,779
  Interest income. . . . . . . . . . . . .     255,930      318,940     521,481    1,380,599
                                           -----------   ---------- -----------   ----------
                                             1,620,715    4,360,598   3,618,724    9,837,378
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     141,804    1,268,474     284,131    2,543,420
  Depreciation . . . . . . . . . . . . . .     193,264      530,992     386,032    1,152,377
  Property operating expenses. . . . . . .     943,491    2,285,739   2,070,475    4,639,966
  Professional services. . . . . . . . . .      37,382       84,804      43,891      152,898
  Amortization of deferred expenses. . . .      17,674       11,613      35,268       27,084
  General and administrative . . . . . . .     132,244      140,285     252,043      302,178
                                           -----------   ---------- -----------   ----------
                                             1,465,859    4,321,907   3,071,840    8,817,923
                                           -----------   ---------- -----------   ----------
         Operating earnings (loss) . . . .     154,856       38,691     546,884    1,019,455
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .      87,715       37,788     286,786      197,797
                                           -----------   ---------- -----------   ----------
        Net operating earnings (loss). . .     242,571       76,479     833,670    1,217,252

Gain on sale of investment properties. . .       --       3,832,429       --       3,832,429
Extraordinary item . . . . . . . . . . . .       --       2,219,608       --       2,219,608
                                           -----------   ---------- -----------   ----------
        Net earnings (loss). . . . . . . . $   242,571    6,128,516     833,670    7,269,289
                                           ===========   ========== ===========   ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss). . $      1.55          .49        5.34         7.79
          Gain on sale of investment
            properties . . . . . . . . . .       --           25.29       --           25.29
          Extraordinary item . . . . . . .       --           14.65       --           14.65
                                           -----------   ---------- -----------   ----------

        Net earnings (loss). . . . . . . . $      1.55        40.43        5.34        47.73
                                           ===========   ========== ===========   ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . $      6.00         4.00       10.00       458.00
                                           ===========   ========== ===========   ==========




















                 See accompanying notes to consolidated financial statements.




                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $   833,670     7,269,289
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     386,032     1,152,377
    Amortization of deferred expenses. . . . . . . . . . . . . . .      35,268        27,084
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .     247,694       116,603
    Gain on sale of investment properties. . . . . . . . . . . . .       --       (3,832,429)
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . .       --       (2,219,608)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     227,093      (247,898)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     360,630       (17,969)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      29,642        88,265
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      17,589        15,753
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     190,976       150,934
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .    (492,133)      145,854
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (298,856)     (764,757)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (7,100)       (6,099)
                                                                   -----------   -----------

        Net cash provided by (used in) operating activities. . . .   1,530,505     1,877,399
                                                                   -----------   -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment properties,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .       --          785,046
  Net sales and maturities (purchases) of short-term investments .       --      (17,144,113)
  Additions to investment properties . . . . . . . . . . . . . . .    (327,426)     (117,912)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (8,563)       (8,955)
  Partnership's contribution to unconsolidated ventures. . . . . .     (62,880)     (125,000)
                                                                   -----------   -----------

        Net cash provided by (used in) investing activities. . . .    (398,869)  (16,610,934)
                                                                   -----------   -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .    (378,034)      386,242
  Principal payments on long-term debt . . . . . . . . . . . . . .     (48,988)      (68,922)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,500,050)  (68,702,290)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .  (1,927,072)  (68,384,970)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . .    (795,436)  (83,118,505)

          Cash and cash equivalents, beginning of year . . . . . .  21,431,887    84,869,716
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 20,636,451     1,751,211
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    776,264     2,397,566
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Sale of investment properties:
      Total sale proceeds, net of selling expenses . . . . . . . .$      --       27,785,046
      Principal balance due on mortgage payable. . . . . . . . . .       --      (27,000,000)
                                                                  ------------   -----------

          Cash proceeds from sale of investment properties,
            net of selling expenses. . . . . . . . . . . . . . . .$      --          785,046
                                                                  ============   ===========

          Extraordinary item non-cash gain recognized on forgiveness
            of indebtedness. . . . . . . . . . . . . . . . . . . .$      --        2,219,608
                                                                  ============   ===========







                 See accompanying notes to consolidated financial statements.




                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                   Unpaid at
                                                   June 30,
                              1996       1995        1996
                            -------     ------   -------------
Property management
 and leasing fees. . . . . $ 78,703    184,534         --
Insurance commissions. . .    2,237     28,951         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the
 on-site and other
 costs for the Partner-
 ship and its investment
 properties. . . . . . . .   76,040     43,311        70,775
                           --------    -------       -------
                           $156,980    256,796        70,775
                           ========    =======       =======

     The General Partners have deferred (in accordance with the Partnership Agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $10,119,846 at June 30, 1996 (approximately $67 per interest). In addition, the General Partners have deferred certain sale proceeds of $3,481,080 (approximately $23 per Interest) from the Partnership. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.

40 BROAD STREET

     Occupancy at 40 Broad Street was approximately 78% as of June 30, 1996. Tenant leases representing 8% of the property expire in 1996, not all of whom are expected to renew. In 1996, approximately $1,100,000 in tenant improvements and lease commissions have been budgeted as a result of continued leasing efforts at the property, of which the Partnership's share is approximately $346,000. To date, approximately $208,000 in tenant improvements and lease commissions have been incurred, of which the Partnership's share is approximately $65,000. The downtown New York City market remains extremely competitive due to the significant amount of space available.


NORTH HILLS MALL

     The Partnership continues to seek the replacement of a major tenant, which owns its own store, at the North Hills Mall with another major tenant and/or adding another major tenant to the center. The major tenant, which is currently using only the first level of its two-story store, has expressed an interest in closing its store. In order to replace the major tenant with another and/or add another major tenant, the Partnership may need to commit substantial capital. Though discussions have been had between the Partnership and various prospective tenants, due to local market conditions and the condition of the retail industry in general, the Partnership has been unable to make significant progress in this regard. Therefore, there can be no assurance that such replacement and/or addition will ultimately occur. During 1996, the Partnership completed a five-year program to repair the property's roof and parking lot for a total cost of approximately $1,375,000. In addition, the Partnership completed an approximate $525,000 enhancement program to upgrade the mall's entrances and exterior signage during 1995 and 1996. The total five-year costs are being partially recovered from tenants pursuant to provisions in their leases.


ROYAL EXECUTIVE PARK

     The eastern Westchester County office market (competitive market for Royal Executive Park) remains competitive. While office building development is virtually at a standstill, the recovery of this market has been hampered by continued downsizing of major corporations resulting in their vacating large blocks of space. During 1996, MCI Telecommunications Corporation ("MCI") had an option to terminate its lease (original expiration date of January 31, 2001) for 30,000 square feet of space with the payment of a substantial lease termination fee. MCI was required to notify the joint venture by May 5, 1996 that it was going to exercise such option and no such notice was received. MCI's lease contains an additional option to terminate with no penalty in late 1998. The competitive market conditions have resulted in lower effective rental rates and higher costs that will be incurred in conjunction with re-leasing existing vacant space.

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


PASADENA TOWN SQUARE MALL

     The Partnership is in negotiations with the former lender for this property (lender obtained title to the property in 1995) to sell an approximately two acre out-parcel of land which the lender did not have a security interest in. There are no assurances that a sale of this land will occur.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 7,250 Interests in the Partnership at $150 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 653 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $20,636,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     In May 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow. The May 1996 distribution of $6 per Interest was reduced from the previous quarterly distribution of $4 per Interest. The reduction in distributions was necessary primarily due to anticipated reductions in operating cash flow due to the re-leasing programs at Royal Executive Park and 40 Broad Street. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is primarily due to the subsequent repayment of the $378,034 bank overdraft incurred at December 31, 1995 and the payment of approximately $500,000 of accrued mortgage interest for the Pasadena Town Square investment property. Such amount represented the operating cash flow of the property (as defined) not previously remitted to the lender prior to its realizing upon its security in October 1995.

     The decrease in both escrow deposits and accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is due to the timing of payment as scheduled of approximately $618,000 for real estate taxes from escrow deposits at the North Hills Mall investment property.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and professional services for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the sale of the Animas Valley Mall and a related land outparcel in June 1995 and the foreclosure of the Pasadena Town Square Mall in October 1995.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the decrease in the Partnership's average balance in U.S. Government obligations primarily due to the distribution of sales proceeds in February 1995 from the Collin Creek Mall investment property sale in December 1994.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to discontinuing the amortization of the original excess of the Partnership's basis over its proportionate share of assets of the Royal Executive Park venture. The Partnership ceased such amortization when a provision for value impairment of such investment was recorded in September 1995.





PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                            1995                         1996
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    92%      89%      90%       92%    86%    88%

2.  Royal Executive Park
      Ryebrook, New York . .    78%      78%      78%       78%    81%    81%

3.  40 Broad Street
      New York, New York . .    76%      76%      77%       77%    75%    78%

- -----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 88% at March 31, 1995, 80% at June 30, 1995, 79% at
September 30, 1995, 77% at December 31, 1995, 74% at March 31, 1996 and 75% at June 30, 1996.





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

        10-E. Documents describing the transferred title of the Partnership's interest in the Pasadena Town Square Shopping Center are hereby incorporated by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-12140) dated November 9, 1995.

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


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: August 9, 1996