Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD X
filed 1996-11-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1996                         Commission File #0-12140




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

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    1996         1995
                                                                -------------------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 21,081,712   21,431,887
  Rents and other receivables, net of allowance
    for doubtful accounts of $130,612 in 1996
    and $38,235 in 1995. . . . . . . . . . . . . . . . . . . .        546,860      485,078
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         51,315       29,642
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        566,776      772,831
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     22,246,663   22,719,438
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,133,642    3,133,642
  Buildings and improvements . . . . . . . . . . . . . . . . .     23,871,067   23,512,818
                                                                 ------------  -----------
                                                                   27,004,709   26,646,460
  Less accumulated depreciation. . . . . . . . . . . . . . . .      8,238,042    7,645,144
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     18,766,667   19,001,316
Investment in unconsolidated ventures, at equity . . . . . . .     14,428,938   14,404,307
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        185,426      218,659
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        466,473      488,992
                                                                 ------------  -----------

                                                                 $ 56,094,167   56,832,712
                                                                 ============  ===========

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .  $       --         378,034
  Current portion of long-term debt. . . . . . . . . . . . . .        125,875      109,719
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        307,965      171,022
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         47,030      539,342
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        434,250      618,256
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        915,120    1,816,373

Tenant security deposits . . . . . . . . . . . . . . . . . . .         11,650       16,500
Long-term debt, less current portion . . . . . . . . . . . . .      7,795,041    7,890,281
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,721,811    9,723,154

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,222,777    1,152,263
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                      973,777      903,263
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     76,235,109   74,542,775
    Cumulative cash distributions. . . . . . . . . . . . . . .   (165,487,610)(163,987,560)
                                                                 ------------  -----------
                                                                   46,398,579   46,206,295
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     47,372,356   47,109,558
                                                                 ------------  -----------
                                                                 $ 56,094,167   56,832,712
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.




                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ----------  ----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,992,893    2,906,446   5,090,136   11,363,225
  Interest income. . . . . . . . . . . . .     252,651      324,284     774,132    1,704,883
                                           -----------   ----------  ----------   ----------
                                             2,245,544    3,230,730   5,864,268   13,068,108
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     141,271      739,151     425,402    3,282,571
  Depreciation . . . . . . . . . . . . . .     206,866      342,574     592,898    1,494,951
  Property operating expenses. . . . . . .   1,017,438    1,576,015   3,087,913    6,301,609
  Professional services. . . . . . . . . .      40,855       29,841      84,746      139,419
  Amortization of deferred expenses. . . .      18,913        8,846      54,181       35,930
  General and administrative . . . . . . .     100,468      125,405     352,511      385,275
  Provision for value impairment of
    Partnership's investment in
    unconsolidated venture . . . . . . . .       --       9,300,000       --       9,300,000
                                           -----------   ----------  ----------   ----------
                                             1,525,811   12,121,832   4,597,651   20,939,755
                                           -----------   ----------  ----------   ----------
         Operating earnings (loss) . . . .     719,733   (8,891,102)  1,266,617   (7,871,647)
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .     209,445      178,257     496,231      376,054
                                           -----------   ----------  ----------   ----------
        Net operating earnings (loss). . .     929,178   (8,712,845)  1,762,848   (7,495,593)

Gain on sale of investment properties. . .       --           --          --       3,832,429
Extraordinary item . . . . . . . . . . . .       --           --          --       2,219,608
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $   929,178   (8,712,845)  1,762,848   (1,443,556)
                                           ===========   ==========  ==========   ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss). . $      5.95       (55.76)      11.28       (47.97)
          Gain on sale of investment
            properties . . . . . . . . . .       --           --          --           25.29
          Extraordinary item . . . . . . .       --           --          --           14.65
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $      5.95       (55.76)      11.28        (8.03)
                                           ===========   ==========  ==========   ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . $     --            4.00       10.00       462.00
                                           ===========   ==========  ==========   ==========




















                 See accompanying notes to consolidated financial statements.




                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 1,762,848    (1,443,556)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     592,898     1,494,951
    Amortization of deferred expenses. . . . . . . . . . . . . . .      54,181        35,930
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .      38,249       (61,654)
    Gain on sale of investment properties. . . . . . . . . . . . .       --       (3,832,429)
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . .       --       (2,219,608)
    Provision for value impairment . . . . . . . . . . . . . . . .       --        9,300,000
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     (61,782)     (353,133)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     206,055        35,190
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (21,673)          544
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      22,519         9,500
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     136,943      (122,236)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .    (492,312)      362,555
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (184,006)     (422,656)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (4,850)       (5,599)
                                                                   -----------   -----------

        Net cash provided by (used in) operating activities. . . .   2,049,070     2,777,799
                                                                   -----------   -----------

Cash flows from investing activities:
  Cash proceeds from sale of investment properties,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .       --          785,046
  Net sales and maturities (purchases) of short-term investments .       --      (15,385,557)
  Additions to investment properties . . . . . . . . . . . . . . .    (358,249)     (250,976)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (20,948)       (8,955)
  Partnership's contribution to unconsolidated ventures. . . . . .     (62,880)     (125,000)
                                                                   -----------   -----------

        Net cash provided by (used in) investing activities. . . .    (442,077)  (14,985,442)
                                                                   -----------   -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .    (378,034)      157,858
  Principal payments on long-term debt . . . . . . . . . . . . . .     (79,084)     (579,430)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,500,050)  (69,302,310)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .  (1,957,168)  (69,723,882)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . .    (350,175)  (81,931,525)

          Cash and cash equivalents, beginning of year . . . . . .  21,431,887    84,869,716
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 21,081,712     2,938,191
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    917,714     2,920,016
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Sale of investment properties:
      Total sale proceeds, net of selling expenses . . . . . . . .$      --       27,785,046
      Principal balance due on mortgage payable. . . . . . . . . .       --      (27,000,000)
                                                                  ------------   -----------

          Cash proceeds from sale of investment properties,
            net of selling expenses. . . . . . . . . . . . . . . .$      --          785,046
                                                                  ============   ===========

          Extraordinary item - non-cash gain recognized
            on forgiveness of indebtedness . . . . . . . . . . . .$      --        2,219,608
                                                                  ============   ===========







                 See accompanying notes to consolidated financial statements.




                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:
                                                   Unpaid at
                                                 September 30,
                              1996       1995        1996
                            --------   -------   -------------
Property management
 and leasing fees. . . . .  $105,962   259,159         --
Insurance commissions. . .     3,546    22,175         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the
 on-site and other
 costs for the Part-
 nership and its
 investment properties . .   116,643   341,470        97,093
                            --------   -------       -------
                            $226,151   622,804        97,093
                            ========   =======       =======

     The General Partners have deferred (in accordance with the Partnership Agreement) payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $10,119,846 at September 30, 1996 (approximately $67 per interest). In addition, the General Partners have deferred certain sale proceeds of $3,481,080 (approximately $23 per Interest) from the Partnership. All amounts due to the General Partner do not bear interest and are expected to be paid, if allowable, in accordance with the Partnership Agreement, from cash generated from future operations and sales.

40 BROAD STREET

     Occupancy of this property increased to 81%, up from 78% at the end of the previous quarter due to the move-in of two new tenants. For the remainder of the year, leases covering approximately 25,000 square feet or approximately 10% of the building's leasable square footage expire and it is expected that the tenants will vacate. The manager has signed leases with two tenants totaling approximately 22,000 square feet or approximately 9% of the building. The Lower Manhattan market remains very competitive. However, as evidenced by recent leasing at the property, leasing activity has improved. Effective rental rates achieved remain depressed. The property is expected to produce a small amount of cash flow for the Partnership and its affiliated partner in 1996.


NORTH HILLS MALL

     Occupancy of the center decreased to 86% during the quarter, down from 88% at the end of the previous quarter. Included in this occupancy are temporary tenants which occupy approximately 14% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store. Based upon discussions with most major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall located within a mile from the center, recently announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast already has four anchor department store tenants.

     In addition to the increased competition from Northeast Mall, over the last several years a significant number of strip center developments have been opened within a close proximity to the center. Many of these centers include large retail "Big Box" tenants which have adversely affected the center's tenant sales. In addition, the retail industry nationwide has been experiencing a general downturn.

     North Hills Mall has three anchor department stores, none of which are owned by the Partnership. The operating agreements which require these stores to remain open expire in 1999 and 2000. There is no certainty that any of these stores will continue operations beyond the operating agreement expiration dates.

     The effect of all these conditions is that mall sales have decreased over the last couple years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 86%, only 72% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on releasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in this center.

     The Partnership is continuing to develop plans for the redevelopment of the property to co-exist with the increased competition. The goal is to develop a plan which will stabilize the center and allow the Partnership to preserve as much value as possible.

     While any redevelopment plan is likely to involve substantial costs, the Partnership will not make additional investments in the property for a redevelopment unless it believes that the incremental investment will be returned with a reasonable profit thereon. There are no assurances that, even if the Partnership desired to do so, a redevelopment or sale of the property would occur. In the meantime, the center produces sufficient operating cash flow to cover the required debt service and provide the Partnership with a cash return.

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


ROYAL EXECUTIVE PARK

     Occupancy at Royal Executive Park increased to 84% as of September 30, 1996. The eastern Westchester County office market remains competitive. While office building development is virtually at a standstill, the recovery of this market has been hampered by continued downsizing of major corporations resulting in their vacating large blocks of space. MCI Telecommunications Corporation ("MCI") has an option to terminate its lease (original expiration date of January 31, 2001) for 30,000 square feet of space (approximately 11% of the buildings rentable space) with no penalty in late 1998. Although there can be no assurance that MCI will not exercise such option, a similar option, though with a substantial termination fee, expired during 1996. The competitive market conditions have resulted in lower effective rental rates and higher costs that will be incurred in conjunction with re-leasing existing vacant space. Consequently, even though occupancy has increased in recent months, the property cash flow has been significantly reduced as a result of certain previously reported lease modifications. Although the venture is conserving its working capital, the Partnership and joint venture partner may need to contribute capital to the joint venture in the future in order to pay for leasing costs associated with the lease-up of the current vacant space.

     Subsequent to the end of the quarter, the Venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The Venture believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. The Venture is currently performing tests to determine the extent of the contamination. The Venture believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. At this time, it is not possible to reasonably estimate what the cost of any required remediation will be. The Venture does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the Partnership's financial condition until more information becomes available.


PASADENA TOWN SQUARE MALL

     The Partnership had been negotiating with the former lender for this property (lender obtained title to the property in 1995) to sell an approximately two acre out-parcel of land which the lender did not have a security interest in. During October 1996, the sale was finalized at a price of $550,000, before closing costs and prorations, which was paid in cash at closing. The Partnership expects to recognize a gain of approximately $50,000 for both financial reporting and Federal income tax purposes in 1996.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 7,250 Interests in the Partnership at $150 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 653 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At September 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $21,082,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     In 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow in May and November. In November, the Partnership expects to make a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The net decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the subsequent repayment of the $378,034 bank overdraft incurred at December 31, 1995, the receipt of approximately $205,000 of operating income related to the 1995 sale of the Animas Valley Mall investment property, the timing of distributions to the Limited Partners and the payment of approximately $500,000 of accrued mortgage interest for the Pasadena Town Square investment property. Such amount represented the operating cash flow of the property (as defined) not previously remitted to the lender prior to its realizing upon its security in October 1995.

     The decrease in both escrow deposits and accrued real estate taxes at September 30, 1996 as compared to December 31, 1995 is due to the timing of payment as scheduled of approximately $618,000 for real estate taxes from escrow deposits at the North Hills Mall investment property.

     The decreases in rental income, mortgage and other interest, depreciation and property operating expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to the sale of the Animas Valley Mall and a related land outparcel in June 1995 and the foreclosure of the Pasadena Town Square Mall in October 1995.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the decrease in the Partnership's average balance in U.S. Government obligations primarily due to the distribution approximately $62.5 million of sales proceeds in February 1995 from the Collin Creek Mall investment property sale in December 1994.

     The decrease in professional services for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the property dispositions as discussed above. These decreases were fully offset for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due to fees incurred in 1996 related to tender offer matters as discussed above.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to discontinuing the amortization of the original excess of the Partnership's basis over its proportionate share of assets of the Royal Executive Park venture. The Partnership ceased such amortization when a provision for value impairment of $9.3 million for such investment was recorded in September 1995.






PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                            1995                         1996
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    92%      89%      90%       92%    86%    88%     86%

2.  Royal Executive Park
      Ryebrook, New York . .    78%      78%      78%       78%    81%    81%     84%

3.  40 Broad Street
      New York, New York . .    76%      76%      77%       77%    75%    78%     81%

-----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 88% at March 31, 1995, 80% at June 30, 1995, 79% at
September 30, 1995, 77% at December 31, 1995, 74% at March 31, 1996, 75% at June 30, 1996 and 72% at September 30,
1996.





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

        3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12140) dated March 19, 1993.

        4-A. Document relating to the mortgage loan secured by the Pasadena Town Square shopping center in Pasadena, Texas is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12140) dated March 19, 1993.

        10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the 40 Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 2-83599) dated December 31, 1985.

        10-B. Acquisition documents relating to the purchase by the Partnership of an interest in the Royal Executive Park office complex in Ryebrook, New York are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 2-83599) dated December 30, 1983.

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

        27.   Financial Data Schedule

   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.







                          SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: November 8, 1996