Form 10-K405
period 1996-12-31
JMB INCOME PROPERTIES LTD X
filed 1997-03-28
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1996                Commission file no. 0-12140



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





                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  17

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  57


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  57

Item 11.     Executive Compensation . . . . . . . . . . .  60

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  61

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  62


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  62


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .  64











                                   i




                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - X (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $150,000,000 in limited partnership interests (the "Interests") commencing on June 29, 1983, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-83599). A total of 150,000 Interests were sold to the public at $1,000 per Interest. The offering closed on November 1, 1983. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Pylon Plaza,
    Phase I & II
    office building
    Boca Raton,
    Florida . . . . . .        49,400     10/12/83         Phase I               fee ownership of land and
                               sq.ft.                      8/9/90                improvements
                               n.r.a.                      Phase II
                                                           12/9/91
2. North Hills Mall
    shopping center
    North Richland
    Hills, Texas. . . .       221,000
                               sq.ft.     10/19/83           12%                 fee ownership of land and
                               g.l.a.                                            improvements (b)(e)(f)
3. Pasadena Town Square
    shopping center
    Pasadena, Texas . .       245,000
                               sq.ft.     10/19/83          10/3/95              fee ownership of land and
                               g.l.a.                                            improvements (g)
4. Collin Creek Mall
    shopping center
    Plano, Texas. . . .       332,000
                               sq.ft.     10/19/83         12/29/94              fee ownership of land and
                               g.l.a.                                            improvements (d)
5. Animas Valley Mall
    shopping center
    Farmington,
    New Mexico. . . . .       460,000
                               sq.ft.     10/24/83          6/30/95              fee ownership of land and
                               g.l.a.                                            improvements (through joint
                                                                                 venture partnership) (d)
6. Royal Executive Park
    office complex
    Ryebrook,
    New York. . . . . .       270,000
                               sq.ft.     12/16/83            22%                fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (c)(f)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------

7. Towne Square Mall
    shopping center
    Owensboro,
    Kentucky. . . . . .       357,000
                               sq.ft.     03/01/84         08/13/87              fee ownership of land and
                               g.l.a.                                            improvements (through joint
                                                                                 venture partnership)
8. 40 Broad Street
    office building
    New York,
    New York. . . . . .       247,800
                               sq.ft.     12/31/85            18%                fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (c)(f)

-----------------------

  (a)The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

  (b)Reference is made to the Notes and to Item 8 - Schedule III for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

  (c)Reference is made to the Notes and to Item 8 - Schedule III for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d)Reference is made to the Notes for a description of the sale of this real property investment.

  (e)Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (f)Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (g)The lender realized upon its security and took title to the property in 1995.  Reference is made to the
Notes filed with this annual report.







     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. North Hills Mall
    North Richland Hills,
    Texas (a) . . . . . . . .  Retail                92%   89%    90%    92%   86%    88%   86%    88%

2. Royal Executive Park
    Ryebrook, New York. . . .  Telecommuni-
                               cations               78%   78%    78%    78%   81%    81%   84%    84%

3. 40 Broad Street
    New York, New York. . . .  Financial
                               Services              76%   76%    77%    77%   75%    78%   81%    74%

--------------------

     Reference is made to Item 6, Item 7 and the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without the temporary tenants is 88% at March 31, 1995, 80% at June 30, 1995, 79% at September 30, 1995, 77% at December 31,
1995, 74% at March 31, 1996, 75% at June 30, 1996, 72% at September 30, 1996 and 73% at December 31, 1996.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscal years 1995 or 1996.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 14,365 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.







ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 and 1992

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1996           1995          1994         1993          1992
                           -----------    -----------   -----------  ------------  ------------
Total income. . . . . . .  $  7,464,271    15,186,857    29,251,376    31,189,187    28,537,104
                           ============   ===========   ===========   ===========   ===========
Operating earnings (loss)  $ (4,097,142)   (8,075,141)   (7,172,383)    2,189,882       347,102
Partnership's share of
  operations of uncon-
  solidated ventures. . .       582,581       761,233     1,116,541     2,405,822    (4,744,175)
Venture partner's share
  of consolidated
  venture's operations. .         --            --            --            --          200,393
Gain on sale of interest
  in unconsolidated
  venture and disposi-
  tion of investment
  properties. . . . . . .        50,826     3,832,429    64,571,942       150,443         --
Extraordinary items . . .         --        3,934,532         --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $ (3,463,735)      453,053    58,516,100     4,746,147    (4,196,680)
                           ============   ===========   ===========   ===========   ===========
Net earnings (loss)
 per Interest (b):
  Net operating earnings
    (loss)  . . . . . . .  $     (22.49)      (46.81)        (38.76)        29.41        (26.85)
  Gain on sale of interest
    in unconsolidated
    venture and disposi-
    tion of investment
    properties. . . . . .           .34         25.29        426.16           .99         --
  Extraordinary items . .         --            25.97         --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $     (22.15)         4.45        387.40         30.40        (26.85)
                           ============   ===========   ===========   ===========   ===========
Total assets. . . . . . .  $ 50,071,138    56,832,712   170,327,264   140,905,552   139,176,753
Long-term debt. . . . . .  $  7,762,151     7,890,281         --       46,800,991    74,095,311
Cash distributions
  per Interest (c). . . .  $      16.00        466.00         16.00         22.00         40.00
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

  (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.







SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996

Property
--------

North Hills
Mall               a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       87%                $15.90
                               1993 . . . . .       99%                 15.57
                               1994 . . . . .       95%                 15.94
                               1995 . . . . .       92%                 15.27
                               1996 . . . . .       88%                 15.07

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------

                          General Cinema           28,472       $347,000   6/2005          N/A
                          (Movie Theatre)

                          No other tenants comprise
                          more than 10% of the
                          GLA at the property.





                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the North Hills Mall:

                                                                            Annualized        Percent of
                                           Number of         Approx. Total  Base Rent         Total 1996
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases               Leases      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                             1997              10               30,748         178,264               7%
                             1998               8               13,757         167,000               7%
                             1999               7               10,359         232,402              10%
                             2000               3                7,098         163,000               7%
                             2001               4               10,048         155,970               6%
                             2002               4                7,099         164,910               7%
                             2003               5               10,453         154,558               6%
                             2004               4               17,485         252,331              10%
                             2005               7               45,435         748,008              31%
                             2006               3                5,264          89,500               4%






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of interests as described in Item 1, the Partnership had approximately $135,651,000 after deducting selling expenses and other offering costs with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 7,350 Interests in the Partnership at amounts ranging from $150 to $200 per Interest from unaffiliated third parties. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired in 1996. As of the date of this report, the Partnership is aware that 2,456.36 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. In March of 1997 another unaffiliated third party made an unsolicited offer for up to 4.9% of the Interests in the Partnership at $220 per interest. The Partnership similarly recommends against acceptance of this offer.

     The Partnership has retained a portion of the Collin Creek Mall sales proceeds along with net sale proceeds from the Animas Valley Mall sale and out-parcel sales at North Hills Mall and Pasadena Town Square Mall, as working capital as also discussed below. At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of
approximately $21,269,000.   Such funds are available for distributions to
partners and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and to pay for the costs of a potential redevelopment of the North Hills Mall and leasing costs at Royal Executive as discussed below. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $98,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1997 is currently budgeted to be approximately $1,752,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through existing working capital, net cash generated by the Partnership's investment properties and through the sale of such investments. As more fully described in the Notes, the Partnership sold an out-parcel of land at North Hills Mall in February 1994, Collin Creek Mall in December 1994, Animas Valley Mall In June 1995 and an out-parcel of land at Pasadena Town Square (which the lender obtained title to the property in 1995) in October 1996. The Partnership's mortgage obligation for North Hills Mall is a separate non-recourse loan secured individually by the property and is not an obligation of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness. Neither the Royal Executive Park property nor the 40 Broad Street property have mortgage loans outstanding.

     Currently, as more fully discussed below, the Partnership is developing plans for the redevelopment of the North Hills Mall which, if undertaken, may require the Partnership to commit a substantial amount of capital. Also, the Partnership may need to commit capital for its share of leasing costs associated with the vacant space at the Royal Executive Park office building as discussed below. Any decision to commit additional amounts to these investment properties for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon within the expected holding period of these assets as discussed below. Future distributions from sales or operations will depend upon a combination of the operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership. Starting in May 1996, in an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of $6 per interest for 1996 of available operating cash flow in May and November. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

     40 BROAD STREET

     Occupancy of this property decreased to 74% at the end of the year primarily due to the lease expiration and move-out of Katten Muchin & Zavis (17,655 square feet or approximately 7% of the building's leasable square footage) and lease termination and move-out of Churchill Capital (7,664 square feet or approximately 3% of the building's leasable square footage).

Churchill's original lease expiration date was in March 2004. As a result of certain non-monetary defaults which the tenant failed to cure, the joint venture determined that it was in the best interest of the property to terminate Churchill's lease early. These move-outs were offset by the move-in of two smaller tenants occupying approximately 8,400 square feet or approximately 3% of the building's leasable square footage. The manager has signed leases with three tenants which will occupy approximately 32,000 square feet of space or approximately 12% of the building's leasable square footage in the first half of 1997. As evidenced by this recent leasing, leasing activity in the market has improved significantly over the last year. This is primarily due to very low effective rental rates offered, no new office developments, and improvements in the Lower Manhattan working environment resulting from the Lower Manhattan Revitalization Plan by which New York City has created tax and zoning incentives to attract businesses to invest or locate in the market area. Nevertheless, the Financial East office market (the competitive market for 40 Broad) remains depressed with approximately a 29% vacancy factor. This vacancy factor is down, however, from a high of approximately 37% at the end of 1991. Effective rental rates achieved on recent leasing have also improved over the last year.
The market, however, has only begun to recover the significant decreases in net effective rental rates, and therefore, values experienced in the late 1980's to early 1990's. The property produced a small amount of cash flow for the Partnership in 1996.





     NORTH HILLS MALL

     Occupancy of the center at the end of the year was 88%. Included in this occupancy are temporary tenants which occupy approximately 15% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store.

Based upon discussions with most major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center), recently announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 88%, only 73% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on releasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in this center.

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


     PASADENA TOWN SQUARE

     During October 1996, a sale was finalized for an approximate two-acre unencumbered unimproved out-parcel of land at a price of $550,000, before closing costs and prorations, which was paid in cash at closing. The Partnership recognized a gain of approximately $51,000 for both financial reporting and Federal income tax purposes in 1996.




     ROYAL EXECUTIVE PARK

     Occupancy at Royal Executive Park at the end of the year was 84%. MCI Telecommunications Corporation ("MCI") has an option to terminate its lease (original expiration date of January 31, 2001) for 30,000 square feet of space (approximately 11% of the building's rentable space) with no penalty in late 1998. Although there can be no assurance that MCI will not exercise such option, a similar option, with a substantial termination fee, expired during 1996. During the later part of 1996 and continuing through the date of this report, leasing activity in the market and the property has increased dramatically. This improvement is due to a combination of no new office building developments, fewer major corporation layoffs and consolidations, and a generally improving business climate resulting in increased space needs for tenants within the market. Subsequent to the end of the year, the joint venture signed a lease for approximately 5,100 square feet. In addition, the property manager is in lease negotiations with two other tenants which, if finalized, will occupy approximately 40,000 square feet or approximately 15% of the building's leasable square footage. There are no assurances that these lease deals will be finalized or that they will be finalized on the terms currently being negotiated.
The effective rental rates achieved and being negotiated for these leases is higher than recent rental rates achieved. Overall, however, effective rental rates have not yet recovered to a level achieved prior to the real estate depression experienced in the late 1980's and early 1990's The vacancy rate for the Eastern Westchester Office market in which the property operates remains in the mid-teens. In anticipation of leasing the property's vacant space, the joint venture has been conserving cash generated from the property as a working capital reserve. As a result of the aforementioned leasing, the Partnership and its joint venture partner may need to contribute additional capital to the joint venture to pay for leasing costs not covered by the existing working capital reserve.

     As the joint venture had committed to a plan to sell or dispose of the property, the Royal Executive Park office building was classified as held for sale as of December 31, 1996, and therefore, will not be subject to continued depreciation beyond that date.

     In the third quarter of 1996, the joint venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The joint venture believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. The joint venture is currently performing tests to determine the nature and extent of the contamination. The joint venture believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future.

At this time, the Partnership has accrued $250,000 as its preliminary estimate of the cost of any remediation, of which the Partnership's share is $124,750. The joint venture does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the Partnership's financial condition until more information becomes available.

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

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties. The Partnership has decided to retain a portion of the net sale proceeds from the sale of Collin Creek Mall, Animas Valley Mall and out-parcel land sales for North Hills Mall and Pasadena Town Square Mall. These funds will be available, if necessary or deemed appropriate by the General Partners, for the programs to enhance the Partnership's properties as discussed above. Due to the factors outlined above, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, as a result of improving market conditions, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of December 31, 1996 as compared to December 31, 1995 is primarily due to the receipt of final prorations related to the sales of Collin Creek Mall in December 1994 and Animas Valley Mall in June 1995. Reference is made to the Notes for a further description of these sales.

     The decrease in land, building and improvements, accrued rents receivable and deferred expenses as of December 31, 1996 as compared to December 31, 1995 is primarily due to the provision for value impairment of $5,700,000 recorded at December 31, 1996 for the North Hills Mall investment property. Reference is made to the Notes for a further description of this impairment. The decrease in accrued rents receivable as of December 31, 1996 as compared to December 31, 1995 is additionally due to the amortization of rental income on a straight-line basis for certain tenants at the North Hills Mall investment property.

     The decrease in bank overdraft as of December 31, 1996 as compared to December 31, 1995 is due to the subsequent repayment of the bank overdraft incurred at December 31, 1995.

     The increase in accounts payable as of December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of certain professional services at the Partnership level.

     The decrease in accrued interest as of December 31, 1996 as compared to December 31, 1995 is primarily due to the 1996 payment of approximately $500,000 of accrued mortgage interest for the Pasadena Town Square investment property. Such amounts represented the operating cash flow of the property (as defined) not previously remitted to the lender prior to its realizing upon its security in October 1995.

     The decrease in rental income, mortgage and other interest, depreciation and property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the sale of Animas Valley Mall and a related land outparcel in June 1995 and the transfer of title to the lender of the Pasadena Town Square investment property in October 1995. Such sales and transfers were also the primary reason for the decrease in the amortization of deferred expenses for the years ended December 31, 1996 and 1995 as compared to the year ended December 31, 1994.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 1994 and the subsequent decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the increase in average balance in U.S. Government obligations in December 1994 due to the approximate $84 million of net sale proceeds from the sale of Collin Creek Mall and the subsequent reduction in the average balance of U.S. Government obligations through the distribution of $68.1 million of those sales proceeds in February 1995.

     The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.




     The provision for value impairment of $5,700,000 for the year ended December 31, 1996 is due to the reduction of the net carrying value of the North Hills Mall investment property as of December 31, 1996. The provision for value impairment of $9,300,000 for the year ended December 31, 1995 is due to the Partnership reduction of the net carrying value of its investment in the Royal Executive Park venture as of September 30, 1995. The provision for value impairment of $8,434,103 for the year ended December 31, 1994 is due to the reduction of the net carrying value of the Pasadena Town Square investment property as of December 31, 1994.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 for the Royal Executive Park venture is primarily due to the Partnership's share of the $250,000 in estimated costs for environmental clean-up of contaminated ground near the properties fuel oil tanks and lower net effective rents earned upon renewal of leases at the 40 Broad Street investment property during 1996. This was partially offset by the discontinuation of amortization of the original excess of the Partnership's basis over its proportionate share of assets of the Royal Executive Park venture in September 1995. The Partnership ceased such amortization when a provision for value impairment of $9.3 million for such investment was recorded in September 1995.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to a modification of the MCI lease at Royal Executive Park in mid-1994 that included a reduction in the rent payable to the Royal Executive Park venture.

     The gain of $50,826 on sale of investment properties during 1996 is the result of the sale of the Partnership's remaining unencumbered land outparcel at Pasadena Town Square in October 1996. The gain of $3,832,429 on sale of investment properties during 1995 is the result of the sale of the Animas Valley Mall and a related land outparcel in June 1995. The gain of $64,571,942 on sale of investment properties during 1994 is the result of the outparcel sale at the North Hills Mall ($517,128) in February 1994 and the sale of the Collin Creek Mall ($64,054,814) in December 1994.

     The extraordinary items of $3,934,532 for the year ended December 31, 1995 are due to the discharge of indebtedness of $2,219,608 and $1,714,924 at both the Animas Valley Mall and Pasadena Town Square investment properties in 1995, respectively.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994
Consolidated Statements of Partners' Capital Accounts,
  years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994
Notes to Consolidated Financial Statements

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




                        ROYAL EXECUTIVE PARK I
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31,
  1996, 1995 and 1994
Statements of Partners' Capital Accounts,
  years ended December 31, 1996, 1995 and 1994
Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994
Notes to Financial Statements

                                                          SCHEDULE
                                                          --------

Real Estate and Accumulated Depreciation                     III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.














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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - X and consolidated venture as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated venture changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                           KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 21,269,359       21,431,887
  Rents and other receivables, net of allowance for doubtful
    accounts of $68,817 in 1996 and $38,235 in 1995 . . . . . . . . .        300,707          485,078
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         31,563           29,642
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        721,351          772,831
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .     22,322,980       22,719,438
                                                                        ------------      -----------

Investment property, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,839,688        3,133,642
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .     19,314,167       23,512,818
                                                                        ------------      -----------

                                                                          21,153,855       26,646,460
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .      8,438,692        7,645,144
                                                                        ------------      -----------

          Total property, net of accumulated depreciation . . . . . .     12,715,163       19,001,316

Investments in unconsolidated ventures, at equity . . . . . . . . . .     14,515,288       14,404,307
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        198,140          218,659
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        319,567          488,992
                                                                        ------------      -----------

                                                                        $ 50,071,138       56,832,712
                                                                        ============      ===========





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . .   $      --             378,034
  Current portion of long-term debt . . . . . . . . . . . . . . . . .        128,130          109,719
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        286,682          171,022
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         46,849          539,342
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        588,333          618,256
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      1,049,994        1,816,373
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         13,250           16,500
Long-term debt, less current portion. . . . . . . . . . . . . . . . .      7,762,151        7,890,281
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      8,825,395        9,723,154
                                                                        ------------      -----------
Partners' capital accounts:
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .      1,012,189        1,152,263
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (250,000)        (250,000)
                                                                        ------------      -----------
                                                                             763,189          903,263
                                                                        ------------      -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    135,651,080      135,651,080
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .     71,219,114       74,542,775
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (166,387,640)    (163,987,560)
                                                                        ------------      -----------
                                                                          40,482,554       46,206,295
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .     41,245,743       47,109,558
                                                                        ------------      -----------

                                                                        $ 50,071,138       56,832,712
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 6,430,478       13,190,501      29,048,572
  Interest income . . . . . . . . . . . . . . . . .       1,033,793        1,996,356         202,804
                                                        -----------      -----------     -----------
                                                          7,464,271       15,186,857      29,251,376
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .         566,130        4,074,322       8,291,721
  Depreciation. . . . . . . . . . . . . . . . . . .         793,548        1,690,411       4,471,238
  Property operating expenses . . . . . . . . . . .       3,881,155        7,360,538      14,459,130
  Professional services . . . . . . . . . . . . . .         222,333          270,316         198,131
  Amortization of deferred expenses . . . . . . . .          55,994           48,422         305,061
  General and administrative. . . . . . . . . . . .         342,253          517,989         264,375
  Provisions for value impairment . . . . . . . . .       5,700,000        9,300,000       8,434,103
                                                        -----------      -----------     -----------
                                                         11,561,413       23,261,998      36,423,759
                                                        -----------      -----------     -----------
      Operating earnings (loss) . . . . . . . . . .      (4,097,142)      (8,075,141)     (7,172,383)
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . .         582,581          761,233       1,116,541
                                                        -----------      -----------     -----------
                Net operating earnings (loss) . . .      (3,514,561)      (7,313,908)     (6,055,842)
Gain on sale of investment
  properties. . . . . . . . . . . . . . . . . . . .          50,826        3,832,429      64,571,942
                                                        -----------      -----------     -----------
Earnings (loss) before extraordinary items. . . . .      (3,463,735)      (3,481,479)     58,516,100
Extraordinary items . . . . . . . . . . . . . . . .           --           3,934,532           --
                                                        -----------      -----------     -----------
                Net earnings (loss) . . . . . . . .     $(3,463,735)         453,053      58,516,100
                                                        ===========      ===========     ===========




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Net earnings (loss) per limited partnership
  interest:
     Net operating earnings (loss). . . . . . . . .     $    (22.49)          (46.81)         (38.76)
     Gain on sale of investment properties. . . . .             .34            25.29          426.16
                                                        -----------      -----------     -----------
     Earnings (loss) before extraordinary items . .          (22.15)          (21.52)         387.40
     Extraordinary items. . . . . . . . . . . . . .           --               25.97           --
                                                        -----------      -----------     -----------
                Net earnings (loss) . . . . . . . .     $    (22.15)            4.45          387.40
                                                        ===========      ===========     ===========




























                         See accompanying notes to consolidated financial statements





                                         JMB INCOME PROPERTIES, LTD. - X
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET                                   NET OF       NET
              CONTRI-     EARNINGS     CASH                      OFFERING    EARNINGS       CASH
              BUTIONS      (LOSS)  DISTRIBUTIONS    TOTAL         COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
              -------   ---------- ------------- -----------   -----------  ----------  ------------- ----------
Balance
 at Decem-
 ber 31,
 1993 . . . .  $1,000      963,664     (250,000)    714,664    135,651,080  15,762,221   (91,685,150) 59,728,151

Cash distri-
 butions
 ($16 per
 limited
 partnership
 interest). .    --          --           --          --            --           --       (2,400,080) (2,400,080)
Net earnings
 (loss) . . .    --        403,486        --        403,486         --      58,112,614         --     58,112,614
               ------    ---------   ----------   ---------    -----------  ----------   ----------- -----------
Balance
 at Decem-
 ber 31,
 1994 . . . .   1,000    1,367,150     (250,000)  1,118,150    135,651,080  73,874,835   (94,085,230)115,440,685

Cash distri-
 butions
 ($466 per
 limited
 partnership
 interest). .    --          --           --          --             --          --      (69,902,330)(69,902,330)
Net earnings
 (loss) . . .    --       (214,887)       --       (214,887)         --        667,940         --        667,940
               ------    ---------   ----------   ---------    -----------  ----------   -----------  ----------




                                         JMB INCOME PROPERTIES, LTD. - X
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET                                   NET OF       NET
              CONTRI-     EARNINGS     CASH                      OFFERING    EARNINGS       CASH
              BUTIONS      (LOSS)  DISTRIBUTIONS    TOTAL         COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  ---------    -----------  ----------  ------------- ----------
Balance
 at Decem-
 ber 31,
 1995 . . . .   1,000    1,152,263     (250,000)    903,263    135,651,080  74,542,775  (163,987,560) 46,206,295

Cash distri-
 butions
 ($16.00 per
 limited
 partnership
 interest). .    --          --           --          --             --          --       (2,400,080) (2,400,080)
Net earnings
 (loss) . . .    --       (140,074)       --       (140,074)         --     (3,323,661)        --     (3,323,661)
               ------    ---------   ----------   ---------    -----------  ----------   -----------  ----------
Balance
 at Decem-
 ber 31,
 1996 . . . .  $1,000    1,012,189     (250,000)    763,189    135,651,080  71,219,114  (166,387,640) 40,482,554
               ======    =========   ==========   =========    ===========  ==========   ===========  ==========













                          See accompanying notes to consolidated financial statements.




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $(3,463,735)         453,053      58,516,100
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         793,548        1,690,411       4,471,238
    Amortization of deferred expenses . . . . . . .          55,994           48,422         305,061
    Provision for value impairments . . . . . . . .       5,700,000        9,300,000       8,434,103
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions . . . . . . . . . . . . . . . .         (48,101)         451,367        (943,809)
    Gain on sale of investment properties . . . . .         (50,826)      (3,832,429)    (64,571,942)
    Extraordinary items . . . . . . . . . . . . . .           --          (3,934,532)          --
  Changes in:
    Rents and other receivables . . . . . . . . . .         184,371          (29,785)        176,667
    Prepaid expenses. . . . . . . . . . . . . . . .          (1,921)          58,623         144,854
    Escrow deposits . . . . . . . . . . . . . . . .          51,480           35,190         (16,247)
    Accrued rents receivable. . . . . . . . . . . .          29,775           27,557         795,028
    Accounts payable. . . . . . . . . . . . . . . .         115,660         (229,578)       (384,017)
    Accrued interest. . . . . . . . . . . . . . . .        (492,493)         834,600        (359,558)
    Accrued real estate taxes . . . . . . . . . . .         (29,923)        (295,413)     (1,098,168)
    Tenant security deposits. . . . . . . . . . . .          (3,250)          (3,344)        (12,034)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       2,840,579        4,574,142       5,457,276
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments . . . . . . . . . . . . . . . . . .           --           2,880,712         309,267
  Cash sales proceeds from sale of investment
    properties, net of selling expenses . . . . . .         541,650       27,785,046     108,385,182
  Additions to investment properties
    (net of changes in related payables). . . . . .        (548,309)        (802,067)     (3,006,843)
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .         (62,880)        (124,750)       (424,153)
  Payment of deferred expenses. . . . . . . . . . .         (45,735)        (156,661)        (54,962)
                                                       ------------      -----------     -----------





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .        (115,274)      29,582,280     105,208,491
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . .        (378,034)         378,034           --
  Cash proceeds from refinancing of
    long-term debt. . . . . . . . . . . . . . . . .           --           7,363,196           --
  Payments of real estate escrow deposits from
    refinancing . . . . . . . . . . . . . . . . . .           --             772,831           --
  Payment of deferred refinancing expenses. . . . .           --              59,084           --
  Principal payments on long-term debt. . . . . . .        (109,719)     (35,881,814)    (24,840,531)
  Distributions to limited partners . . . . . . . .      (2,400,080)     (69,902,330)     (2,400,080)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (2,887,833)     (97,210,999)    (27,240,611)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .        (162,528)     (63,054,577)     83,425,156
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      21,431,887       84,486,464       1,061,308
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 21,269,359       21,431,887      84,486,464
                                                       ============      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  1,058,623        3,239,722       8,651,279
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
    Extraordinary item:
      Disposition of investment property:
       Balance due on mortgage note payable . . . .    $      --          14,399,992           --
       Balance due on accrued interest cancelled. .           --             719,897           --
       Reduction of investment properties . . . . .           --         (13,555,611)          --
       Reduction of accrued real estate taxes . . .           --             535,289           --
       Reduction of accrued rent receivables. . . .           --            (357,660)          --
       Reduction of deferred expenses . . . . . . .           --             (26,983)          --
                                                       ------------      -----------     -----------
          Non-cash gain recognized due to
            lender realizing upon security. . . . .    $      --           1,714,924           --
                                                       ============      ===========     ===========




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1996            1995            1994
                                                        -----------      -----------     -----------

      Sale of investment property:
       Balance due on accrued interest cancelled. .    $      --           2,219,608           --
                                                       ============      ===========     ===========
          Non-cash gain recognized on
            sale of investment property . . . . . .    $      --           2,219,608           --
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




                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated venture, Animas Valley Mall Associates ("Animas") (prior to its sale in June 1995). The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in Royal Executive Park - I ("Royal Executive Park") and JMB-40 Broad Street Associates ("Broad Street"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Royal Executive Park or of Broad Street.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:







                                                   1996                               1995
                                     ------------------------------    ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     -----------
Total assets. . . . . . . . . . . .    $50,071,138       61,599,239       56,832,712      64,374,114

Partners' capital accounts
  (deficits):
     General partners . . . . . . .        763,189          161,094          903,263         161,278
     Limited partners . . . . . . .     40,482,554       61,296,744       46,206,295      63,663,091

Net earnings (loss):
     General partners . . . . . . .       (140,074)            (184)        (214,887)        293,912
     Limited partners . . . . . . .     (3,323,661)          33,733          667,940       5,768,731

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         (22.15)             .22             4.45           38.45
                                       ===========       ==========      ===========     ===========







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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($20,974,584 and $21,431,887 at December 31, 1996 and 1995, respectively)
as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred loan fees are amortized over the term of the respective loan agreement.

      Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership had acquired, either directly or through joint venture arrangements, interests in three office buildings and five shopping centers. Five investment properties have been sold or disposed of by the Partnership. The remaining three investment properties owned at December 31, 1996 were operating. The cost of the investment properties represents the total cost to the Partnership or its consolidated venture plus miscellaneous acquisition costs.

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





     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The results of operations for consolidated properties sold or disposed of during the past three years were $0, ($944,453) and ($8,362,364), respectively, for the years ended December 31, 1996, 1995 and 1994.

     In addition, the accompanying consolidated financial statements include $399,985, $447,964 and $600,431, respectively, of the Partnership's share of total property operations of $801,574, $1,181,849 and $1,582,103 of unconsolidated properties held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.






INVESTMENT PROPERTIES

     COLLIN CREEK MALL

     During October 1983, the Partnership acquired the Collin Creek Mall for $49,000,000, which was paid in cash at closing. In addition, the Partnership initially reserved an additional $1,754,000 for capital improvements, tenant improvements, lease-up expenses, financing fees and other expenditures. Also, in 1985, the Partnership obtained a permanent loan in the amount of $25,000,000, secured by the property.

     On December 29, 1994, the Partnership sold the land, related improvements and personal property of the Collin Creek Mall. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land, related improvements and personal property was $108,000,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds ($24,546,213) was utilized to retire the first mortgage secured by the property. An affiliate of the General Partner retained management of the property through December 31, 1996. The Partnership recognized a gain of $64,054,814 for financial reporting purposes and has recognized a gain of $79,757,206 for Federal income tax purposes in 1994.

     NORTH HILLS MALL

     During October 1983, the Partnership acquired an existing enclosed mall regional shopping center in North Richland Hills (Fort Worth), Texas. In 1985, the Partnership obtained a permanent loan in the amount of $8,000,000, secured by the property. The Partnership's aggregate cash investment, including additional capital improvements and other expenditures, is approximately $14,690,000.

     Additionally, an affiliate of the General Partners of the Partnership obtained for the Partnership's benefit a right of first refusal from the seller to acquire two additional parcels of land (approximately 10-acres) adjacent to the shopping center.

     In February 1994, the Partnership sold its sole remaining land outparcel to an unaffiliated third party. The sale price for the outparcel was $700,000 (before selling costs and prorations). The Partnership will retain these net sale proceeds for working capital needs. The Partnership recognized a gain of $517,128 for financial reporting purposes and a gain of $518,710 for Federal income tax purposes in 1994.

     The Partnership and the mortgage lender agreed to extend the July 1, 1995 maturity date of the mortgage loan on the North Hills Mall until December 1, 1995. During this extension, the Partnership made a cumulative paydown of approximately $860,000. The interest rate of 12.5% on the mortgage loan remained unchanged during this extension. On November 30, 1995, the Partnership refinanced the mortgage loan (with a then outstanding balance of $6,972,974) with a new lender. The new mortgage loan has a principal balance of $8,000,000 and monthly principal and interest payments of $57,182, which are based upon an interest rate per annum of 7.125% and a 25-year amortization schedule, through January 1, 2001 when the remaining principal balance of $7,318,330 is due and payable.

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





     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) recently announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 88%, only 73% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on releasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in this center.

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

     Due to the property and anticipated market conditions outlined above, the Partnership is uncertain about its ability to recover the net carrying value of the North Hills Mall investment property through future operations and sale, given the expected holding period not being in excess of 1999. Therefore, as of December 31, 1996, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $5,700,000. Such provision was recorded to reflect the then estimated fair value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period. There can be no assurance that the estimated fair value of the property would ultimately be realized by the Partnership in any future sale or disposition transaction.

     PASADENA TOWN SQUARE MALL

     During October 1983, the Partnership acquired an existing enclosed mall regional shopping center in Pasadena (Houston), Texas known as Pasadena Town Square Mall. In 1985, the Partnership obtained a permanent loan in the amount of $15,150,000, secured by the property. The Partnership's aggregate cash investment, including additional capital improvements and other expenditures, was approximately $16,131,000.





     The non-recourse first mortgage secured by the Pasadena Town Square Mall investment property matured in January 1995. The Partnership continued to remit debt service payments to the lender based on the cash generated by the property while negotiating for an extension or refinancing of the loan. In 1995, the lender appointed a receiver to oversee the property management obligations being performed by an affiliate of the General Partner. The lender notified the Partnership of its demand for payment of all sums owed. Further negotiations with the lender to obtain a loan refinancing and/or extension proved futile. The Partnership, after taking into consideration the costs to retain and/or add another anchor tenant and associated mall leasing difficulties, current and projected local economic conditions, decreasing sales and increased competition from new and recently renovated retail properties within the trade area of the investment property, decided not to commit any significant further amounts of capital to this property.

     Effective October 3, 1995, due to the Partnership's default in the payment of all amounts owed, the mortgage lender concluded proceedings to realize upon its mortgage security and obtained title to the property. Although the Partnership no longer had an ownership interest in Pasadena Town Square Mall, it had retained ownership of an approximately two acre unencumbered unimproved land outparcel adjacent to the property. The Partnership recognized an extraordinary gain of $1,714,924 on the discharge of indebtedness for financial reporting purposes in 1995. The Partnership recognized a gain of $3,584,938 for Federal income tax purposes in 1995 without any net realizable proceeds. Previously, due to the factors discussed above, and due to the uncertainty of the Partnership's ability to recover the net carrying value of the Pasadena Town Square investment property through future operations and sale, the Partnership at December 31, 1994, recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $8,434,103. Such provisions were recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     During October 1996, a sale was finalized for an approximate two acre unencumbered, unimproved out-parcel of land at a price of $550,000, before closing costs and prorations, which was paid in cash at closing. The Partnership recognized a gain of approximately $51,000 for both financial reporting and Federal income tax purposes in 1996.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to two operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $47,313,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, two office buildings. The venture properties have been financed under various long-term debt arrangements as described in the notes. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     ANIMAS VALLEY MALL

     The Partnership had acquired its interest in the Animas Valley Mall by a $9,000,000 contribution in cash to a joint venture with the developer in October 1983.





     On June 30, 1995, the Partnership through Animas Valley Mall Associates sold the land, building, related improvements and personal property of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The aggregate sale price of the above was $27,800,000 (before selling costs and prorations), all of which was paid in cash at closing. A majority of the cash proceeds ($27,000,000) was utilized to retire the first mortgage secured by the improved property.
The Partnership recognized a gain of $3,832,429 on the sale of the investment property and an extraordinary gain of $2,219,608 on the forgiveness of debt for financial reporting purposes in 1995. The Partnership recognized a gain of $2,920,143 for Federal income tax purposes in 1995.

     In October 1983, the Partnership acquired through a joint venture with the developer, an interest in a newly constructed regional enclosed mall shopping center in Farmington, New Mexico, known as the Animas Valley Mall.

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





     The Partnership contributed the sum of $25,948,000 to the joint venture which was used to repay an interim construction loan secured by the property. The developer was obligated to contribute to the joint venture amounts required to complete construction including tenant improvements. The acquisition of the venture interest resulted in an excess of the Partnership's basis in the property over its proportionate share of the venture's assets of approximately $10,000,000. Such excess was being amortized over the remaining useful life of the joint venture's property through an adjustment of the Partnership's share of the joint venture's operations. As discussed below, the Partnership recorded a provision for value impairment at September 30, 1995.

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

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate of the General Partner assumed certain leasing responsibilities for the property. In December 1994, such affiliate further assigned such property management and leasing responsibilities to an unaffiliated third party who continues in such capacity.

     MCI International Inc. ("MCI") approached the joint venture seeking a current rent reduction in return for a lease extension beyond its prior lease expiration date of March 31, 1998 on its 180,000 square foot lease. The joint venture finalized a modification and extension of MCI's 180,000 square foot lease which provides for a reduction in MCI's rental rate, effective July 1994, to a rental rate which approximates current market rental rates. The agreement provides for set rental rate increases in April 1998 and in April 2002. The extended lease expiration date is June 2006. In addition, the joint venture provided a tenant improvement allowance of $1,500,000 to MCI in 1994 to enhance its leased space. The joint venture's decision to modify MCI's 180,000 square foot lease was based upon an analysis of current and expected future market conditions. The joint venture believed, given the risk of losing this tenant in 1998 and the resulting potential downtime and costs associated with releasing the space, that a current reduction in the rental rate and a contribution towards enhancement of MCI's space in return for a long term extension of its lease will maximize the property's cash flow over the long term. The 1994 costs associated with MCI's expansion and modification were paid for from cash generated by the property in 1993 and 1994 and net capital contributions by the Partnership and the joint venture partner totalling $503,844 contributed in their respective ownership percentages.





     In response to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its then estimated fair value. As the joint venture had committed to a plan to sell or dispose of the property, the Royal Executive Park office building was classified as held for sale as of December 31, 1996, and therefore, will not be subject to continued depreciation beyond that date.

     In the third quarter of 1996, the joint venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The joint venture believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. The joint venture is currently performing tests to determine the nature and extent of the contamination and the cost of any remediation. The joint venture believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. At this time, the joint venture has accrued $250,000 as its preliminary estimate of the cost of any remediation, of which the Partnership's share is $124,750. The joint venture does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have an increased material impact on the Partnership's financial condition until more information becomes available.

     40 BROAD STREET

     During December 1985, the Partnership acquired, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd.-XII ("JMB Income-XII", a partnership sponsored by the Managing General Partner of the Partnership) a 31.44% interest in an existing 24-story office building located at 40 Broad Street in New York, New York. The Affiliated Joint Venture's purchase price for the building was $65,100,000 (net of prorations and miscellaneous closing costs), of which the Partnership provided approximately $20,470,000, which was paid in cash at closing.

     The Partnership will be allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which is 31.44%. The Partnership and JMB Income - XII are current with respect to their required capital contributions to Broad Street.

     Until December 1994, the property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 2% of gross receipts of the property.







LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                               1996            1995
                                            ----------      ---------
7-1/8% mortgage note, secured
 by the North Hills Mall in North
 Richland Hills (Fort Worth), Texas;
 payable in monthly installments of
 $57,182 (including interest) until
 January 1, 2001 when the outstanding
 balance of $7,318,330 is due and
 payable. . . . . . . . . . . . . . . .     $7,890,281      8,000,000
                                            ----------     ----------
     Total debt . . . . . . . . . . . .      7,890,281      8,000,000
     Less current portion of
       long-term debt . . . . . . . . .        128,130        109,719
                                            ----------     ----------
          Total long-term debt. . . . .     $7,762,151      7,890,281
                                            ==========     ==========

     Five year maturities of long-term debt are summarized as follows:

                   1997 . . . . . . . .   $  128,130
                   1998 . . . . . . . .      137,564
                   1999 . . . . . . . .      147,692
                   2000 . . . . . . . .      158,565
                   2001 . . . . . . . .    7,318,330
                                          ==========

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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through December 31, 1996, $10,153,180 of distributable cash has been deferred by the General Partners.

    The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disbursable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. Therefore, in accordance with the Partnership Agreement, the General Partners have deferred the receipt of certain sale proceeds ($3,481,080 or approximately $23 per interest) from the Partnership in connection with the sale of the Towne Square Mall and Collin Creek Mall as discussed above.


MANAGEMENT AGREEMENTS

     The North Hills Mall, Pasadena Town Square (prior to the lender realizing upon its security in October 1995) and Animas Valley Mall (prior to its sale in June 1995) are/were managed by an affiliate of the General Partners pursuant to management agreements which provide for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property. The Royal Executive Park office building had been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee will be paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, the affiliate of the General Partners assumed the leasing responsibilities for the property.

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


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated venture's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                   1997 . . . . . . . . . .    $ 2,306,403
                   1998 . . . . . . . . . .      2,208,925
                   1999 . . . . . . . . . .      2,042,480
                   2000 . . . . . . . . . .      1,834,254
                   2001 . . . . . . . . . .      1,689,264
                   Thereafter . . . . . . .      4,944,924
                                               -----------
                        Total . . . . . . .    $15,026,250
                                               ===========





     Contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1996, 1995 and 1994:

                   1994 . . . . . . . . . .       $935,162
                   1995 . . . . . . . . . .        331,841
                   1996 . . . . . . . . . .        276,538


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1996       1995       1994        1996
                          --------   --------   --------   ------------
Property management
 and leasing fees . . . . $146,329    295,394    695,178        --
Insurance commissions . .    3,546     24,677     42,296        --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .   10,145     90,169     98,245          988
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   44,567     66,668     36,681       17,005
Reimbursement (at cost)
 for legal services . . .    3,910      8,021     22,103        1,325
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    8,824    148,818     30,004         --
                          --------    -------    -------       ------

                          $217,321    633,747    924,507       19,318
                          ========    =======    =======       ======

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,153,180 (approximately $68 per interest) of distributable cash and $3,481,080 (approximately $23 per interest) of sale proceeds has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.






INVESTMENTS IN UNCONSOLIDATED VENTURES

      Summary financial information for Royal Executive Park and 40 Broad Street as of and for the years ended December 31, 1996 and 1995 are as follows:

                                         1996            1995
                                     ------------    ------------

Current assets. . . . . . . . . .    $  3,143,859       3,545,263
Current liabilities . . . . . . .        (499,199)       (249,728)
                                     ------------    ------------
     Working capital. . . . . . .       2,644,660       3,295,535
                                     ------------    ------------
Investment property, net. . . . .      30,220,549      30,619,261
Other assets, net . . . . . . . .       5,234,760       4,333,707
Other liabilities, net. . . . . .        (112,672)       (143,555)
Venture partners' equity. . . . .     (12,338,930)    (12,567,562)
                                     ------------    ------------
     Partners' capital. . . . . .    $ 25,648,367      25,537,386
                                     ============    ============
Represented by:
     Invested capital . . . . . .    $ 50,335,311      50,272,431
     Cumulative cash distributions    (37,202,315)    (36,667,835)
     Cumulative net earnings. . .      12,515,371      11,932,790
                                     ------------    ------------
                                     $ 25,648,367      25,537,386
                                     ============    ============
Total income. . . . . . . . . . .    $ 10,666,093      11,140,197
                                     ============    ============
Expenses applicable to operations    $  9,283,744       8,961,945
                                     ============    ============
Net earnings. . . . . . . . . . .    $  1,382,349       2,178,252
                                     ============    ============

     Also, for the year ended December 31, 1994, total income, expenses applicable to operations and net earnings were $12,321,252, $9,079,579 and $3,223,673, respectively, for the unconsolidated ventures listed above.






                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996

                                                         COSTS
                                                       CAPITALIZED
                                INITIAL COST TO       SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                                PARTNERSHIP (A)      ACQUISITION(D)           AT CLOSE OF PERIOD (B)
                           ----------------------------------------  --------------------------------------
                                          BUILDINGS    BUILDINGS                   BUILDINGS
                                            AND          AND                          AND
DESCRIPTION    ENCUMBRANCE       LAND    IMPROVEMENTS IMPROVEMENTS       LAND     IMPROVEMENTS    TOTAL (E)
-----------    -----------   ----------- --------------------------   ----------  ------------   ----------

SHOPPING
 CENTER:
North Richland
 Hills,
 Texas (C). .   $7,890,281     3,170,275    9,829,725     9,484,442    1,839,688    19,314,167   21,153,855
                ----------     ---------    ---------     ---------    ---------    ----------   ----------

      Total .   $7,890,281     3,170,275    9,829,725     9,484,442    1,839,688    19,314,167   21,153,855
                ==========     =========    =========     =========    =========    ==========   ==========





                                                                              SCHEDULE III - CONTINUED
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1996
                                ACCUMULATED           DATE OF         DATE        OPERATION     REAL ESTATE
DESCRIPTION                    DEPRECIATION(F)     CONSTRUCTION     ACQUIRED     IS COMPUTED       TAXES
-----------                   ----------------     ------------    ----------  ---------------  -----------

SHOPPING CENTER:
  North Richland Hills,
    Texas (C) . . . . . . . .       $8,438,692         1979          10/19/83       5-30 years      641,177
                                    ----------                                                      -------

      Total . . . . . . . . .       $8,438,692                                                      641,177
                                    ==========                                                      =======

------------------
Notes:
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $26,100,000.
        (C) Reflects reallocation of initial costs between land and buildings and improvements.
        (D) The Partnership recorded a provision for value impairment of $5,700,000 in 1996, which was recorded as a reduction in land, building improvements, deferred expenses and accrued rents receivable.





                                                                              SCHEDULE III - CONTINUED
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (E)  Reconciliation of real estate owned at December 31, 1996, 1995 and 1994:

                                                             1996            1995              1994
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .    $ 26,646,460      89,097,178      154,841,597
     Additions. . . . . . . . . . . . . . . . . . . .         548,309         802,067        3,006,843
     Reductions during period . . . . . . . . . . . .        (490,824)    (63,252,785)     (60,333,437)
     Provisions for value impairment. . . . . . . . .      (5,550,090)          --          (8,417,825)
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $ 21,153,855      26,646,460       89,097,178
                                                         ============    ============     ============

        (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $  7,645,144      31,896,865       43,945,824
     Depreciation expense . . . . . . . . . . . . . .         793,548       1,690,411        4,471,238
     Reductions during period . . . . . . . . . . . .           --        (25,942,132)     (16,520,197)
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $  8,438,692       7,645,144       31,896,865
                                                         ============    ============     ============














                     INDEPENDENT AUDITORS' REPORT


The Partners
ROYAL EXECUTIVE PARK I:

     We have audited the financial statements of the Royal Executive Park I (a general partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Royal Executive Park I at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                        KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997




                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------

                                                                            1996            1995
                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     $  1,677,256         470,652
  Rents and other receivables . . . . . . . . . . . . . . . . . . .            3,928          14,367
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .           12,299          11,316
                                                                        ------------     -----------

          Total current assets. . . . . . . . . . . . . . . . . . .        1,693,483         496,335
                                                                        ------------     -----------

Investment property, at cost -- Schedule III:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          1,532,027
    Buildings and improvements. . . . . . . . . . . . . . . . . . .            --         28,969,158
                                                                        ------------     -----------

                                                                               --         30,501,185
  Less accumulated depreciation . . . . . . . . . . . . . . . . . .            --          9,588,210
                                                                        ------------     -----------

          Total property held for investment,
            net of accumulated depreciation . . . . . . . . . . . .            --         20,912,975

  Property held for sale or disposition . . . . . . . . . . . . . .       20,726,756           --
                                                                        ------------     -----------

          Total investment property, net of
            accumulated depreciation. . . . . . . . . . . . . . . .       20,726,756      20,912,975

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .        2,004,573       2,301,151
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . .        1,210,987         900,516
                                                                        ------------     -----------

                                                                        $ 25,635,799      24,610,977
                                                                        ============     ===========





                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1996            1995
                                                                        ------------    ------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .     $    345,784         103,571
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . .               13          18,978
                                                                        ------------     -----------

          Total current liabilities . . . . . . . . . . . . . . . .          345,797         122,549
                                                                        ------------     -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . .          345,797         122,549
                                                                        ------------     -----------
Partners' capital accounts:
  JMB Income Properties, Ltd. - X:
    Capital contributions . . . . . . . . . . . . . . . . . . . . .       27,426,476      27,426,476
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . .       21,116,921      20,716,936
    Cumulative cash distributions . . . . . . . . . . . . . . . . .      (26,670,412)    (26,670,412)
                                                                        ------------     -----------

                                                                          21,872,985      21,473,000
                                                                        ------------     -----------

    Venture partner capital accounts. . . . . . . . . . . . . . . .        3,417,017       3,015,428
                                                                        ------------     -----------

          Total partners' capital accounts. . . . . . . . . . . . .       25,290,002      24,488,428
                                                                        ------------     -----------

                                                                        $ 25,635,799      24,610,977
                                                                        ============     ===========







                               See accompanying notes to financial statements.




                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 and 1994



                                                           1996             1995             1994
                                                        -----------      -----------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 5,095,643        5,154,336       5,578,364
  Interest income . . . . . . . . . . . . . . . . .          34,670           46,251          14,026
                                                        -----------     ------------    ------------

                                                          5,130,313        5,200,587       5,592,390
                                                        -----------     ------------    ------------

Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . .         672,009          678,555         665,932
  Property operating expenses . . . . . . . . . . .       3,342,848        3,034,027       3,035,951
  Amortization of deferred expenses . . . . . . . .         313,882          306,156         308,404
                                                        -----------     ------------    ------------

                                                          4,328,739        4,018,738       4,010,287
                                                        -----------     ------------    ------------

          Net earnings (loss) . . . . . . . . . . .     $   801,574        1,181,849       1,582,103
                                                        ===========     ============    ============















                               See accompanying notes to financial statements.




                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                              VENTURE
                                              JMB-X           PARTNERS
                                           -----------      -----------
Balance at December 31, 1993. . . . . .    $20,615,820        2,154,812

Cash contributions. . . . . . . . . . .        424,150          425,850
Cash distributions. . . . . . . . . . .       (172,732)        (173,424)
Net earnings (loss) . . . . . . . . . .        789,469          792,634
                                           -----------      -----------

Balance at December 31, 1994. . . . . .     21,656,707        3,199,872

Cash contributions. . . . . . . . . . .        124,750          125,250
Cash distributions. . . . . . . . . . .       (898,200)        (901,800)
Net earnings (loss) . . . . . . . . . .        589,743          592,106
                                           -----------      -----------

Balance at December 31, 1995. . . . . .     21,473,000        3,015,428

Cash contributions. . . . . . . . . . .          --               --
Cash distributions. . . . . . . . . . .          --               --
Net earnings (loss) . . . . . . . . . .        399,985          401,589
                                           -----------      -----------

Balance at December 31, 1996. . . . . .    $21,872,985        3,417,017
                                           ===========      ===========










                               See accompanying notes to financial statements.




                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                            1996             1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $   801,574        1,181,849       1,582,103
Items not requiring (providing) cash or
 cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         672,009          678,555         665,932
    Amortization of deferred expenses . . . . . . .         313,882          306,156         308,404
  Changes in:
    Rents and other receivables . . . . . . . . . .          10,439          248,322          66,784
    Prepaid expenses. . . . . . . . . . . . . . . .            (983)           4,370           2,598
    Accrued rents receivable. . . . . . . . . . . .        (310,471)        (306,471)        (82,836)
    Accounts payable. . . . . . . . . . . . . . . .         242,213           22,467          (5,445)
    Unearned rents. . . . . . . . . . . . . . . . .         (18,965)          14,551         (11,607)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       1,709,698        2,149,799       2,525,933
                                                       ------------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . .        (485,790)        (222,889)     (2,335,178)
  Payment of deferred expenses. . . . . . . . . . .         (17,304)        (296,181)     (1,627,404)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .        (503,094)        (519,070)     (3,962,582)
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Capital contributions by partners . . . . . . . .           --             250,000         850,000
  Distributions to partners . . . . . . . . . . . .           --          (1,800,000)       (346,156)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .           --          (1,550,000)        503,844
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       1,206,604           80,729        (932,805)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .         470,652          389,923       1,322,728
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  1,677,256          470,652         389,923
                                                       ============      ===========     ===========





                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1996             1995            1994
                                                        -----------      -----------     -----------

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .    $      --               --              --
                                                       ============      ===========     ===========
  Non-cash investing and
    financing activities. . . . . . . . . . . . . .    $      --               --              --
                                                       ============      ===========     ===========






























                               See accompanying notes to financial statements.




                        ROYAL EXECUTIVE PARK I
                        (A GENERAL PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Royal Executive Park I ("Venture"), in which JMB Income
Properties, Ltd. - X and an unaffiliated venture are the partners.

     Royal Executive Park I holds an equity investment in commercial real estate property in the City of Rye Brook, New York. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate.

     The Royal Executive Park I office building was classified as held for sale as of December 31, 1996, and therefore, will not be subject to continued depreciation beyond that date.

     The accounting policies of the Venture are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.


VENTURE AGREEMENTS

     A description of the Venture agreement is contained in the Notes to Consolidated Financial Statements of the Partnership for the year ended December 31, 1996. Such note is incorporated herein by reference.

     In the third quarter of 1996, the Venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The Venture believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. The Venture is currently performing tests to determine the nature and extent of the contamination and the cost of any remediation. The Venture believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. At this time, the Venture has accrued $250,000 as its preliminary estimate of the cost of any remediation. The Venture does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have an increased material impact on the Partnership's financial condition until more information becomes available.


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Venture's principal leased asset is an office building. The Venture has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful live. Leases with commercial tenants range in term from one to nine years and provide for fixed minimum rent and partial to full reimbursement of operating costs.





     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit to be received in the future under the above operating leases are as follows:

                   1997 . . . . . . .    $ 2,728,505
                   1998 . . . . . . .         2,998,505
                   1999 . . . . . . .      3,088,505
                   2000 . . . . . . .      3,088,505
                   2001 . . . . . . .      2,461,877
                   Thereafter . . . .     11,295,000
                                         -----------
                                         $25,660,897
                                         ===========


TRANSACTIONS WITH AFFILIATES

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate of the General Partner assumed certain leasing responsibilities for the property. In December 1994, such affiliate further assigned such property management and leasing responsibilities to an unaffiliated third party who continues in such capacity. Property management and leasing fee expenses required to be paid by the Venture to the Partnership's General Partners and their affiliates in 1994 were $136,820.





                                                                                           SCHEDULE III
                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996


                                                          COSTS
                                                       CAPITALIZED
                                INITIAL COST TO       SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                PARTNERSHIP (A)      TO ACQUISITION          AT END OF PERIOD (B)
                          -----------------------------------------------------------------------------------
                                          BUILDINGS    BUILDINGS                   BUILDINGS
                                            AND          AND                          AND
              ENCUMBRANCE      LAND      IMPROVEMENTS IMPROVEMENTS        LAND    IMPROVEMENTS    TOTAL (C)
              -----------   -----------  --------------------------    ---------- ------------   ----------
OFFICE
 BUILDING:
 Ryebrook,
  New York. .  $    --        1,532,027    25,575,790    3,879,158      1,532,027   29,454,948   30,986,975
               ----------     ---------    ----------    ---------      ---------   ----------   ----------

    Total . .  $    --        1,532,027    25,575,790    3,879,158      1,532,027   29,454,948   30,986,975
               ==========     =========    ==========    =========      =========   ==========   ==========





                                                                              SCHEDULE III - CONTINUED
                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996

                                                                            LIFE ON WHICH
                                                                            DEPRECIATION
                                                                             IN LATEST
                                                                            STATEMENT OF         1996
                          ACCUMULATED             DATE OF       DATE         OPERATION       REAL ESTATE
                         DEPRECIATION(D)       CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                        ----------------       ------------  ----------   ---------------    -----------
OFFICE
 BUILDING:
 Ryebrook,
  New York. . . . . . .      $10,260,219           1983        12-16-83        5-30 years       $813,007
                             -----------                                                        --------

    Total . . . . . . .      $10,260,219                                                        $813,007
                             ===========                                                        ========


-------------------

Notes:
      (A)   The initial cost to Royal Executive Park I represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
      (B)   The aggregate cost of real estate owned at December 31, 1996 for federal income tax purposes was
            $28,559,976.




                                                                              SCHEDULE III - CONTINUED
                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996


      (C)   Reconciliation of real estate owned at December 31, 1996, 1995 and 1994:

                                                                1996           1995           1994
                                                           ------------    -----------    -----------
             Balance at beginning of period . . . . . . .  $ 30,501,185     30,278,296     27,943,118
             Additions during the year. . . . . . . . . .       485,790        222,889      2,335,178
                                                           ------------   ------------   ------------

             Balance at end of period . . . . . . . . . .  $ 30,986,975     30,501,185     30,278,296
                                                           ============   ============   ============


    (D)  Reconciliation of accumulated depreciation:

             Balance at beginning of period . . . . . . .  $  9,588,210      8,909,655      8,243,723
             Depreciation expense . . . . . . . . . . . .       672,009        678,555        665,932
                                                           ------------   ------------   ------------

             Balance at end of period . . . . . . . . . .  $ 10,260,219      9,588,210      8,909,655
                                                           ============   ============   ============







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with, auditors during fiscal year 1996 and 1995.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock is owned, directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-X, an Illinois limited partnership with ABPP Associates, L.P. as its sole general partner. ABPP Associates, L.P. is an Illinois limited partnership with JMB as its general partner. ABPP Associates, L.P., as the general partner of the Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide the Associate General Partner's approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive and certain other officers of the Managing General Partner of the Partnership are as follows at December 31, 1996:





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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. In addition, Mr. Schreiber is a director of USC, Inc. and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership in 1996 for the North Hills Mall in North Richland, Texas. Fees are calculated at 4% of fixed and percentage rents from North Hills Mall. In 1996, such affiliate earned property management and leasing fees amounting to $146,329, of which all was paid as of December 31, 1996. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1996 aggregating $3,546 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation of the Partnership's real property investments. In 1996, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $67,446 of which $19,318 was paid at December 31, 1996.

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

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

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

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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

           3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated by reference to the Partnership's Report on Form 10Q/A (File No. 0-12140) dated November 25, 1996.

           4-A. Document relating to the mortgage loan secured by the North Hills Mall in North Richland Hills, Texas, is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-12432) dated December 31, 1995.

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

           10-F. Sale documents relating to the sale of the Animas Valley Mall and a related land outparcel sale in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12140) dated July 14, 1995.

           10-G. Documents describing the transferred title of the Partnership's interest in the Pasadena Town Square Shopping Center are hereby incorporated by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-12140) dated November 9, 1995.

           21.   List of Subsidiaries.

           24.   Powers of Attorney.

           27.   Financial Data Schedule.

       ___________

       * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

           Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to
Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

       (b) No reports on Form 8-K has been filed for the quarter covered by this report.

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - X

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 21, 1997


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 21, 1997




                             EXHIBIT INDEX



                                            DOCUMENT
                                          INCORPORATED
                                          BY REFERENCE            Page
                                          ------------            ----
3-A.    Pages 8-12, 57-59 and A-7 to
        A-11 of the Prospectus of the
        Partnership dated June 29, 1983,
        as supplemented September 12,
        1983 and October 21, 1983                Yes                --

3-B.    Amended and Restated Agreement of
        Limited Partnership                      Yes                --

3-C.    Acknowledgement of rights and
        duties of the General Partners of
        the Partnership                          Yes                --

4-A.    Mortgage loan documents related
        to North Hills Mall                      Yes                --

10-A.   Acquisition documents related to
        the 40 Broad Street office building      Yes                --

10-B.   Acquisition documents related to
        the Royal Executive Park office
        complex                                  Yes                --

10-C.   Acquisition documents related to
        the North Hills Mall                     Yes                --

10-D.   Sale documents related to the
        outparcel sale at Animas Valley
        Mall                                     Yes                --

10-E.   Sale documents related to the
        Collin Creek Mall                        Yes                --

10-F.   Sale documents related to the
        Animas Valley Mall                       Yes                --

10-G.   Documents describing the
        transferred title of the
        Partnership's interest in the
        Pasadena Town Square Shopping
        Center                                   Yes

21.     List of Subsidiaries                     No

24.     Powers of Attorney                       No

27.     Financial Data Schedule                  No