Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD X
filed 1997-05-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997             Commission File #0-12140




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . .    11




PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . . . . .    13


Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1997 AND DECEMBER 31, 1996

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------
                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1997            1996
                                                                                -------------   ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $ 21,278,629      21,269,359
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $119,056 in 1997
    and $68,817 in 1996. . . . . . . . . . . . . . . . . . . . . . . . . .            777,530         300,707
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,724          31,563
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            287,594         721,351
                                                                                 ------------     -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         22,347,477      22,322,980
                                                                                 ------------     -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,839,688       1,839,688
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .         19,314,167      19,314,167
                                                                                 ------------     -----------
                                                                                   21,153,855      21,153,855
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .          8,639,465       8,438,692
                                                                                 ------------     -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . .         12,514,390      12,715,163
Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .         14,995,693      14,515,288
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            186,825         198,140
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .            311,463         319,567
                                                                                 ------------     -----------

                                                                                 $ 50,355,848      50,071,138
                                                                                 ============     ===========




                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1997            1996
                                                                                -------------    ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .       $    130,426         128,130
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            312,051         286,682
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             46,663          46,849
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .            127,250         588,333
                                                                                 ------------     -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .            616,390       1,049,994

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .             11,150          13,250
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .          7,728,670       7,762,151
                                                                                 ------------     -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          8,356,210       8,825,395

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .              1,000           1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .          1,042,345       1,012,189
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .           (250,000)       (250,000)
                                                                                 ------------     -----------
                                                                                      793,345         763,189
                                                                                 ------------     -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . .        135,651,080     135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .         71,942,853      71,219,114
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (166,387,640)   (166,387,640)
                                                                                 ------------     -----------
                                                                                   41,206,293      40,482,554
                                                                                 ------------     -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . .         41,999,638      41,245,743
                                                                                 ------------     -----------
                                                                                 $ 50,355,848      50,071,138
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

                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    (UNAUDITED)

                                                                                      1997              1996
                                                                                  ------------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,493,869        1,732,458
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       252,432          265,551
                                                                                   -----------       ----------
                                                                                     1,746,301        1,998,009
                                                                                   -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       140,176          142,327
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       200,773          192,768
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     1,008,083        1,126,984
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,410            6,509
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        12,201           17,594
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .       109,168          119,799
                                                                                   -----------       ----------
                                                                                     1,472,811        1,605,981
                                                                                   -----------       ----------
         Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .       273,490          392,028
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . .       480,405          199,071
                                                                                   -----------       ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .   $   753,895          591,099
                                                                                   ===========       ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . . . . . . . . . . . . . . . . . . . .   $      4.82             3.78
                                                                                   ===========       ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --                4.00
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

                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    (UNAUDITED)

                                                                                       1997             1996
                                                                                   -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   753,895          591,099
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       200,773          192,768
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .        12,201           17,594
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . . . . . . . . .      (480,405)        (199,071)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .      (476,823)         139,535
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       433,757          515,206
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,839           16,957
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         8,104            8,794
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,369          (41,116)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (186)        (491,957)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      (461,083)        (458,565)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,100)          (7,670)
                                                                                    ----------      -----------

        Net cash provided by (used in) operating activities. . . . . . . . . . .        41,341          283,574
                                                                                    ----------      -----------

Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .         --            (114,879)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .          (886)          (5,813)
                                                                                    ----------      -----------

        Net cash provided by (used in) investing activities. . . . . . . . . . .          (886)        (120,692)
                                                                                    ----------      -----------





                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                      1997              1996
                                                                                  ------------      -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (378,034)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .       (31,185)         (19,422)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .         --            (600,020)
                                                                                  ------------      -----------
          Net cash provided by (used in) financing activities. . . . . . . . . .       (31,185)        (997,476)
                                                                                  ------------      -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . .         9,270         (834,594)

          Cash and cash equivalents, beginning of year . . . . . . . . . . . . .    21,269,359       21,431,887
                                                                                  ------------      -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $ 21,278,629       20,597,293
                                                                                  ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .  $    140,362          634,284
                                                                                  ============      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .  $      --               --
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

                      JMB INCOME PROPERTIES, LTD. - X
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997 AND 1996

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for consolidated properties sold or disposed of during the past two years, were $0 and $16,362, respectively, for the three months ended March 31, 1997 and 1996. In addition, the accompanying financial statements include $364,189 and $131,737, respectively, of the Partnership's share of total operations of $729,838 and $264,002, respectively, for the three months ended March 31, 1997 and 1996 of the Royal Executive Park venture, an unconsolidated property classified as held for sale at December 31, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                               Unpaid at
                                                               March 31,
                                       1997       1996           1997
                                     -------    -------      -------------
Property management
 and leasing fees. . . . . . .       $36,139     46,116            --
Insurance commissions. . . . .          --       (7,066)           --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary related ex-
 penses related to the
 on-site and other costs
 for the Partnership
 and its investment
 properties. . . . . . . . . .        26,179      3,149          19,219
                                     -------     ------          ------
                                     $62,318     42,199          19,219
                                     =======     ======          ======

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


40 BROAD STREET

     The building is 82% occupied and 89% leased at March 31, 1997. The property produced a small amount of cash flow for the Partnership in 1996.

NORTH HILLS MALL

     Occupancy of the center decreased to 84% during the first quarter, down from 88% at the end of the previous quarter. Included in this occupancy rate are temporary tenants which occupy approximately 16% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store.

Based upon discussions with most major department store owners, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

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


ROYAL EXECUTIVE PARK

     Occupancy at Royal Executive Park at the March 31, 1997 was 81%, and the property was 83% leased. MCI Telecommunications Corporation ("MCI") has an option to terminate its lease (original expiration date of January 31, 2001) for 30,000 square feet of space (approximately 11% of the building's rentable space) with no penalty in late 1998. Although there can be no assurance that MCI will not exercise such option, a similar option, with a substantial termination fee, expired during 1996. In anticipation of leasing the property's vacant space, the joint venture has been conserving cash generated from the property as a working capital reserve. To the extent that leasing costs not covered by the existing working capital reserve, the Partnership and its joint venture partner may need to contribute additional capital to the joint venture.

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


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During mid-1996 some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 7,350 Interests in the Partnership at amounts ranging from $150 to $200 per Interest from unaffiliated third parties. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired in 1996.

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

     During the fourth quarter of 1996 and the first quarter of 1997, some of the Limited Partners received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $200 to $220 per Interest. The Special Committee recommended against acceptance of these offers on the basis, among other things, that the offer prices were inadequate. These offers have expired, and as of the date of this report, the Partnership is aware that approximately 2.3% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At March 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $21,279,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements and the potential redevelopment of the North Hills Mall investment property.

     In May, the Partnership expects to make a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the accrual of a refund of real estate taxes that were overpaid.

     The decrease in escrow deposits and accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the North Hills Mall investment property.

     The decrease in rental income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the overall decrease in occupancy at the North Hills Mall investment property for the periods compared and decreased rental income from many of the remaining tenants whose leases have recently been modified or altered into providing lower rental rates then previously achieved at the property.

     The decrease in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to a decrease in advertising expense at the North Hills Mall investment property due to the timing of promotional campaigns at the mall.

     The increase in Partnership's share of operations from unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to higher rental income, due to increased occupancy, at both the Royal Executive Park and 40 Broad Street investment properties and Royal Executive Park being classified as held for sale as of December 31, 1996, and therefore, no longer subject to further depreciation.


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                        1996                               1997
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . . . . .     86%        88%        86%        88%      84%

2.  Royal Executive Park
      Ryebrook, New York . . . . .     78%        81%        81%        81%      81%

3.  40 Broad Street
      New York, New York . . . . .     75%        78%        81%        74%      82%

-----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 74% at March 31, 1996, 75% at June 30, 1996, 72% at
September 30, 1996, 73% at December 31, 1996 and 68% at March 31, 1997.


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

          3-C.   Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report on Form 10-Q/A (File No. 0-12140) dated November 25, 1996.

          4-A.   Document relating to the mortgage loan secured by the
North Hills Mall in North Richland Hills, Texas, is hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12432) dated December 31, 1995.

          10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the 40 Broad Street office building in New York, New York are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 2-83599) dated December 31, 1985.

          10-B. Acquisition documents relating to the purchase by the Partnership of an interest in the Royal Executive Park office complex in Ryebrook, New York are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 2-83599) dated December 30, 1983.

          10-C. Acquisition documents relating to the purchase by the Partnership of the North Hills Mall in North Richland Hills, Texas are hereby incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-83599) dated June 29, 1983.

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


                 JMB INCOME PROPERTIES, LTD. - X

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:    GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                       Date:  May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                       Date:  May 9, 1997