Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD X
filed 1997-08-12
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997 Commission File #0-12140




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

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  JUNE 30,    DECEMBER 31,
                                                                    1997         1996
                                                                -------------------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 21,219,806   21,269,359
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $116,621 in 1997
    and $68,817 in 1996. . . . . . . . . . . . . . . . . . . .        178,396      300,707
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          31,563
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        442,169      721,351
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     21,840,371   22,322,980
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,839,688    1,839,688
  Buildings and improvements . . . . . . . . . . . . . . . . .     19,357,958   19,314,167
                                                                 ------------  -----------
                                                                   21,197,646   21,153,855
  Less accumulated depreciation. . . . . . . . . . . . . . . .      8,840,465    8,438,692
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     12,357,181   12,715,163
Investment in unconsolidated ventures, at equity . . . . . . .     15,396,693   14,515,288
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        174,428      198,140
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        303,358      319,567
                                                                 ------------  -----------

                                                                 $ 50,072,031   50,071,138
                                                                 ============  ===========




                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  JUNE 30,    DECEMBER 31,
                                                                    1997         1996
                                                                ------------- ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    132,763      128,130
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        235,630      286,682
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         46,475       46,849
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        254,500      588,333
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        669,368    1,049,994

Tenant security deposits . . . . . . . . . . . . . . . . . . .          9,650       13,250
Long-term debt, less current portion . . . . . . . . . . . . .      7,694,590    7,762,151
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,373,608    8,825,395

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,066,297    1,012,189
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                      817,297      763,189
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     72,517,716   71,219,114
    Cumulative cash distributions. . . . . . . . . . . . . . .   (167,287,670)(166,387,640)
                                                                 ------------  -----------
                                                                   40,881,126   40,482,554
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     41,698,423   41,245,743
                                                                 ------------  -----------
                                                                 $ 50,072,031   50,071,138
                                                                 ============  ===========


                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,325,862    1,364,785   2,819,731    3,097,243
  Interest income. . . . . . . . . . . . .     257,001      255,930     509,433      521,481
                                           -----------   ----------  ----------   ----------
                                             1,582,863    1,620,715   3,329,164    3,618,724
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     139,614      141,804     279,790      284,131
  Depreciation . . . . . . . . . . . . . .     201,000      193,264     401,773      386,032
  Property operating expenses. . . . . . .     883,805      943,491   1,891,888    2,070,475
  Professional services. . . . . . . . . .       7,363       37,382       9,773       43,891
  Amortization of deferred expenses. . . .      12,178       17,674      24,379       35,268
  General and administrative . . . . . . .     141,088      132,244     250,256      252,043
                                           -----------   ----------  ----------   ----------
                                             1,385,048    1,465,859   2,857,859    3,071,840
                                           -----------   ----------  ----------   ----------
         Operating earnings (loss) . . . .     197,815      154,856     471,305      546,884
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .     401,000       87,715     881,405      286,786
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $   598,815      242,571   1,352,710      833,670
                                           ===========   ==========  ==========   ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . $      3.84         1.55        8.66         5.34
                                           ===========   ==========  ==========   ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . $      6.00         6.00        6.00        10.00
                                           ===========   ==========  ==========   ==========

                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)

                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 1,352,710       833,670
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     401,773       386,032
    Amortization of deferred expenses. . . . . . . . . . . . . . .      24,379        35,268
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .    (881,405)      247,694
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     122,311       227,093
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     279,182       360,630
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      31,563        29,642
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      16,209        17,589
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (51,052)      190,976
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (374)     (492,133)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (333,833)     (298,856)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (3,600)       (7,100)
                                                                    ----------   -----------
        Net cash provided by (used in) operating activities. . . .     957,863     1,530,505
                                                                    ----------   -----------

Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .     (43,791)     (327,426)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .        (667)       (8,563)
  Partnership's contribution to unconsolidated ventures. . . . . .       --          (62,880)
                                                                    ----------   -----------
        Net cash provided by (used in) investing activities. . . .     (44,458)     (398,869)
                                                                    ----------   -----------





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1997           1996
                                                                  ------------   -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .       --         (378,034)
  Principal payments on long-term debt . . . . . . . . . . . . . .     (62,928)      (48,988)
  Distributions to limited partners. . . . . . . . . . . . . . . .    (900,030)   (1,500,050)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .    (962,958)   (1,927,072)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . .     (49,553)     (795,436)

          Cash and cash equivalents, beginning of year . . . . . .  21,269,359    21,431,887
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 21,219,806    20,636,451
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    280,164       776,264
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========


















                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for consolidated properties sold or disposed of during the past two years, were $0 and $(40,743), respectively, for the six months ended June 30, 1997 and 1996. In addition, the accompanying financial statements include $653,839 and $171,014, respectively, of the Partnership's share of total operations of $1,310,298 and $342,712, respectively, for the six months ended June 30, 1997 and 1996 of the Royal Executive Park venture, an unconsolidated property classified as held for sale at December 31, 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                   June 30,
                               1997      1996        1997
                             -------   -------     ---------
Property management
 and leasing fees. . . . .   $63,260    78,703         --
Insurance commissions. . .     4,798     2,237         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary related ex-
 penses related to the
 on-site and other costs
 for the Partnership
 and its investment
 properties. . . . . . . .    26,382    76,040       78,706
                             -------   -------       ------
                             $94,440   156,980       78,706
                             =======   =======       ======

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,253,183 (approximately $68 per interest) of distributable cash and $3,481,080 (approximately $23 per interest) of sale proceeds has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.


40 BROAD STREET

     The building's occupancy increased to 90% during the second quarter, up from 82% at the end of the previous quarter primarily due to the move-in of Northern Trust Bank (13,338 square feet) and Info Image Inc. (7,420 square feet). A majority of the remaining vacancy is contained on the upper floors of the building. After payment of costs associated with recent leasing, the building is expected to produce a small amount of cash flow for the Partnership and its affiliated partner in 1997.

     The 40 Broad Street venture has subsequently committed to a plan to sell the property and has classified the remaining assets as held for sale as of July 1, 1997 and these assets will therefore no longer be subject to continued depreciation beyond such date.

NORTH HILLS MALL

     Occupancy of the center decreased to 82% during the second quarter, down from 84% at the end of the previous quarter. Included in this occupancy rate are temporary tenants which occupy approximately 13% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store.

Based upon discussions with most major department store owners, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast already has four anchor department store tenants.

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


ROYAL EXECUTIVE PARK

     Occupancy at Royal Executive Park at the June 30, 1997 was 83%. The joint venture has executed leases with Compass Group (25,715 square feet) and Acxiom/Direct Media, Inc. (14,734 square feet). These tenants are expected to take occupancy of their space during the third quarter of 1997 which will bring occupancy in the park to 98%. The costs associated with this leasing will be funded from joint venture funds on hand. MCI Telecommunications Corporation ("MCI") has an option to terminate its lease (original expiration date of January 31, 2001) for 30,000 square feet of space (approximately 11% of the building's rentable space) with no penalty in late 1998. Although there can be no assurance that MCI will not exercise such option, a similar option, with a substantial termination fee, expired during 1996.

     In the third quarter of 1996, the joint venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The joint venture currently believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. The joint venture has completed its analysis of the nature and extent of the contamination.
Based upon this analysis, a remediation of the contaminated area will be necessary. The joint venture is working on a plan, including cost estimates, for such remediation. It is anticipated that remediation work will commence by the end of the third quarter 1997. At this time, the joint venture has accrued $250,000 as its preliminary estimate of the cost of any remediation, of which the Partnership's share is $124,750. As of June 30, 1997, the venture has incurred approximately $74,000 related to cost of remediation. The joint venture does not expect that the value of the property has been materially impaired.

     As the joint venture has committed to a plan to sell or dispose of the property, the Royal Executive Park office building was classified as held for sale as of December 31, 1996, and therefore, will not be subject to continued depreciation beyond that date. Subsequent to the end of the quarter, the joint venture commenced marketing the property for sale.
There are no assurances that a sale will be finalized.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During mid-1996, some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 7,250 Interests in the Partnership at $150 per Interest from unaffiliated third parties. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired in 1996.

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

     During the fourth quarter of 1996 and the first quarter of 1997, some of the Limited Partners received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $200 to $220 per Interest. In May 1997, one of the offers was amended and extended and the offer price was increased to $225 per Interest. The Special Committee recommended against acceptance of these offers on the basis, among other things, that the offer prices were inadequate. These offers have expired, and as of the date of this report, the Partnership is aware that approximately 3.71% of the Interests in the Partnership have been purchased in 1996 or 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $21,220,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements and the potential redevelopment of the North Hills Mall investment property.

     In May 1997, the Partnership made a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rental payments from tenants at the North Hills Mall.

     The decrease in prepaid expenses at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for insurance at the North Hills Mall.

     The decrease in escrow deposits and accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the North Hills Mall investment property.

     The increase in investment in unconsolidated ventures, at equity at June 30, 1997 as compared to December 31, 1996, and in the Partnership's share of operations from unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to higher rental income, due to increased occupancy, at both the Royal Executive Park and 40 Broad Street investment properties and Royal Executive Park being classified as held for sale as of December 31, 1996, and therefore, no longer subject to further depreciation.

     The decrease in rental income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the overall decrease in occupancy at the North Hills Mall investment property for the periods compared and decreased rental income from many of the remaining tenants whose leases have recently been modified or altered into providing lower effective rental rates then previously achieved at the property.

     The decrease in property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to a decrease in advertising expense at the North Hills Mall investment property due to the timing of promotional campaigns at the mall and also to a decrease in real estate taxes due to a successful appeal of such taxes in 1997.


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                            1996                         1997
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    86%      88%      86%       88%    84%    82%

2.  Royal Executive Park
      Ryebrook, New York . .    78%      81%      81%       81%    81%    83%

3.  40 Broad Street
      New York, New York . .    75%      78%      81%       74%    82%    90%

-----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 74% at March 31, 1996, 75% at June 30, 1996, 72% at
September 30, 1996, 73% at December 31, 1996, 68% at March 31, 1997 and 69% at June 30, 1997.


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

        3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q/A (as amended) (File No. 0-12140) dated November 25, 1996.

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


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: August 8, 1997