Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD X
filed 1997-11-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                  Commission File #0-12140




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

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

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    1997         1996
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 21,617,313   21,269,359
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $95,964 in 1997
    and $68,817 in 1996. . . . . . . . . . . . . . . . . . . .        175,127      300,707
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         49,278       31,563
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        596,745      721,351
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     22,438,463   22,322,980
                                                                 ------------  -----------
Investment properties held for sale or disposition . . . . . .     12,161,056        --
                                                                 ------------  -----------
Investment properties:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       1,839,688
  Buildings and improvements . . . . . . . . . . . . . . . . .          --      19,314,167
                                                                 ------------  -----------
                                                                        --      21,153,855
  Less accumulated depreciation. . . . . . . . . . . . . . . .          --       8,438,692
                                                                 ------------  -----------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . .          --      12,715,163

Investment in unconsolidated ventures, at equity . . . . . . .     15,974,882   14,515,288
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        162,036      198,140
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        295,691      319,567
                                                                 ------------  -----------

                                                                 $ 51,032,128   50,071,138
                                                                 ============  ===========




                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    1997         1996
                                                                ------------- ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    135,142      128,130
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        150,377      286,682
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         46,283       46,849
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        381,750      588,333
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         34,663        --
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        748,215    1,049,994

Tenant security deposits . . . . . . . . . . . . . . . . . . .         11,700       13,250
Long-term debt, less current portion . . . . . . . . . . . . .      7,659,899    7,762,151
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,419,814    8,825,395

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,102,853    1,012,189
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                      853,853      763,189
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     73,395,051   71,219,114
    Cumulative cash distributions. . . . . . . . . . . . . . .   (167,287,670)(166,387,640)
                                                                 ------------  -----------
                                                                   41,758,461   40,482,554
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     42,612,314   41,245,743
                                                                 ------------  -----------
                                                                 $ 51,032,128   50,071,138
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                          ------------------------- ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,359,509    1,992,893   4,179,240    5,090,136
  Interest income. . . . . . . . . . . . .     263,489      252,651     772,922      774,132
                                           -----------   ----------  ----------   ----------
                                             1,622,998    2,245,544   4,952,162    5,864,268
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     139,042      141,271     418,832      425,402
  Depreciation . . . . . . . . . . . . . .     201,164      206,866     602,937      592,898
  Property operating expenses. . . . . . .     832,890    1,017,438   2,724,778    3,087,913
  Professional services. . . . . . . . . .      10,107       40,855      19,880       84,746
  Amortization of deferred expenses. . . .      12,189       18,913      36,568       54,181
  General and administrative . . . . . . .      91,904      100,468     342,160      352,511
                                           -----------   ----------  ----------   ----------
                                             1,287,296    1,525,811   4,145,155    4,597,651
                                           -----------   ----------  ----------   ----------
         Operating earnings (loss) . . . .     335,702      719,733     807,007    1,266,617

Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .     578,189      209,445   1,459,594      496,231
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $   913,891      929,178   2,266,601    1,762,848
                                           ===========   ==========  ==========   ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . $      5.85         5.95       14.51        11.28
                                           ===========   ==========  ==========   ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . $     --           --           6.00        10.00
                                           ===========   ==========  ==========   ==========

                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          (UNAUDITED)

                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 2,266,601     1,762,848
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     602,937       592,898
    Amortization of deferred expenses. . . . . . . . . . . . . . .      36,568        54,181
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . . . . . . .  (1,459,594)       38,249
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     125,580       (61,782)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     124,606       206,055
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (17,715)      (21,673)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      23,876        22,519
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (136,305)      136,943
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (566)     (492,312)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (206,583)     (184,006)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (1,550)       (4,850)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .      34,663         --
                                                                    ----------   -----------
        Net cash provided by (used in) operating activities. . . .   1,392,518     2,049,070
                                                                    ----------   -----------

Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .     (48,830)     (358,249)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .        (464)      (20,948)
  Partnership's contribution to unconsolidated ventures. . . . . .       --          (62,880)
                                                                    ----------   -----------
        Net cash provided by (used in) investing activities. . . .     (49,294)     (442,077)
                                                                    ----------   -----------





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1997           1996
                                                                  ------------   -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .       --         (378,034)
  Principal payments on long-term debt . . . . . . . . . . . . . .     (95,240)      (79,084)
  Distributions to limited partners. . . . . . . . . . . . . . . .    (900,030)   (1,500,050)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .    (995,270)   (1,957,168)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . .     347,954      (350,175)

          Cash and cash equivalents, beginning of year . . . . . .  21,269,359    21,431,887
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 21,617,313    21,081,712
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    419,398       917,714
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========


















                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership has previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for this property and for properties sold or disposed of in the past two years were $461,902 and $473,262, respectively, for the nine months ended September 30, 1997 and 1996. In addition, the accompanying financial statements include $1,459,594 and $496,231, respectively, of the Partnership's share of total operations of $3,365,179 and $1,192,167, respectively, for the nine months ended September 30, 1997 and 1996 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties classified as held for sale at September 30, 1997.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                 September 30,
                               1997      1996        1997
                             -------   -------   -------------
Property management
 and leasing fees. . . . .  $ 89,408   105,962         --
Insurance commissions. . .    11,267     3,546       11,267
Reimbursement (at cost)
 for out-of-pocket salary
 and salary related ex-
 penses related to the
 on-site and other costs
 for the Partnership
 and its investment
 properties. . . . . . . .    71,572   116,643       41,587
                            --------   -------       ------
                            $172,247   226,151       52,854
                            ========   =======       ======

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,253,183 (approximately $68 per interest) of distributable cash and $3,481,080 (approximately $23 per interest) of sale proceeds has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancing. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.


40 BROAD STREET

     The building's occupancy decreased to 88% at the end of the quarter, down from 90% at the end of the previous quarter due to the lease expiration and subsequent move-out by U.S. Fidelity & Guaranty (5,572 square feet or 2% of the building). A majority of the remaining vacancy is contained on the upper floors of the building. After payment of costs associated with recent leasing, the building is expected to produce a small amount of cash flow for the Partnership and its affiliated partner in 1997.

     The 40 Broad Street venture has committed to a plan to sell the property and has classified the remaining assets as held for sale as of July 1, 1997 and these assets are therefore no longer subject to continued depreciation beyond such date. In such regard, in November 1997, the Partnership and affiliated partner executed a non-binding letter of intent with an unaffiliated third party to sell the property. The letter of intent contemplates a closing prior to the end of the year. However, the finalization of the sale is subject to numerous conditions including due diligence review by the prospective purchaser and final documentation acceptable to both parties. Therefore, there are no assurances that this or any sale of the property will be finalized. If the sale is completed on the proposed terms, the Partnership and the affiliated partner would recognize a gain for financial reporting purposes (predominately due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991) and a loss for Federal income tax reporting purposes.

NORTH HILLS MALL

     Occupancy of the center decreased to 81% during the third quarter, down from 82% at the end of the previous quarter. Included in this occupancy rate are temporary tenants which occupy approximately 14% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store.

Based upon discussions with most major department store owners, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast Mall already has four anchor department store tenants.

     North Hills Mall has three anchor department stores, none of which are owned by the Partnership. The operating agreements which require these stores to remain open expire in 1999 and 2000. There is no certainty that any of these stores will continue operations beyond the operating agreement expiration dates.

     The Partnership continues to consider alternatives for the redevelopment of the property to co-exist with the increased competition. The goal is to develop a plan which will stabilize the center and allow the Partnership to preserve as much value as possible.

     While any redevelopment plan is likely to involve substantial costs, the Partnership will not make additional investments in the property for a redevelopment unless it believes that the incremental investment will be returned with a reasonable profit thereon. Nevertheless, the Partnership believes that the pursuit of a redevelopment plan for the property, even if not pursued by the Partnership, will assist in the marketing and eventual sale of the property. There are no assurances that, even if the Partnership desired to do so, a redevelopment or sale of the property would occur. In the meantime, the center produces sufficient operating cash flow to cover the required debt service and provide the Partnership with a cash return.


ROYAL EXECUTIVE PARK

     As the joint venture has committed to a plan to sell or dispose of the property, the Royal Executive Park office building was classified as held for sale as of December 31, 1996, and therefore, has not been subject to continued depreciation beyond that date.

     During the quarter, occupancy of the office building increased to 93%, up from 83% in the previous quarter due to the move-in of Compass Group (25,715 square feet). Subsequent to the end of the quarter, Acxiom/Direct Media Inc. (14,734 square feet) moved-in, bringing occupancy in the building to 98%. After payment of the costs associated with recent leasing, which has been funded primarily from funds on hand at the beginning of the year, it is expected that the property will produce cash flow for the Partnership and its unaffiliated venture partner in 1997.

     The joint venture is currently negotiating a non-binding letter of intent with an unaffiliated third party to sell the property. While no formal letter agreement has been signed, the intent of the parties is that the sale would occur prior to the end of the year. If a non-binding letter of intent is signed, the finalization of the sale would be subject to numerous conditions including due diligence review by the prospective purchaser and final documentation acceptable to both parties. Therefore, there are no assurances that this or any sale of the property will be finalized. If the sale is completed on the proposed terms, the Partnership and the affiliated partner would recognize a gain for financial reporting and Federal income tax purposes.

     The joint venture has determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground in the past that now requires remediation. The joint venture believes that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture has received a cost estimate of approximately $200,000 for remediation of the contaminated soil. As part of the sale negotiations discussed above, the prospective purchaser, if the sale is finalized, will be required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil whether or not they perform the remediation. If the property is not sold, the joint venture will commence remediation work in the spring of 1998.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park for the nine months ended September 30, 1997 and 1996 is as follows:

                                    1997           1996
                                ----------      ---------
Total income . . . . . . . .    $4,322,589      3,770,420
Expenses applicable to
 operating loss. . . . . . .     2,147,172      3,112,706
                                ----------      ---------
Operating loss . . . . . . .    $2,175,417        657,713
                                ==========      =========
Partnership's share loss . .    $1,085,533        328,199
                                ==========      =========


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During mid-1996, some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 7,250 Interests in the Partnership at $150 per Interest from an unaffiliated third party. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired in 1996.

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

     During the fourth quarter of 1996 and in the first three quarters of 1997, some of the Limited Partners received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $200 to $225 per Interest. The Special Committee recommended against acceptance of these offers on the basis, among other things, that the offer prices were inadequate. Certain of such offers have expired and one is currently scheduled to expire in mid-November, 1997. As of the date of this report, the Partnership is aware that approximately 5.45% of the Interests in the Partnership have been purchased in 1996 or 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $21,617,000. Such remaining funds are available for distributions to partners (as discussed below) and for working capital requirements including tenant and capital improvements at the North Hills Mall investment property.

     In November 1997, the Partnership expects to make a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rental payments from tenants at the North Hills Mall.

     The decrease in escrow deposits and accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the North Hills Mall investment property.

     The increase in investment in unconsolidated ventures, at equity at September 30, 1997 as compared to December 31, 1996, and in the Partnership's share of operations from unconsolidated ventures for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to higher rental income, due to increased occupancy, at both the Royal Executive Park and 40 Broad Street investment properties. The increase is also due to Royal Executive Park being classified as held for sale as of December 31, 1996, and 40 Broad Street being classified as held for sale as of July 1, 1997, and therefore, no longer subject to further depreciation.

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments of certain recurring professional fees by the Partnership.

     The increase in unearned rents at September 30, 1997 as compared to December 31, 1996 is primarily due to the prepayment of rents at the North Hills Mall.

     The decrease in rental income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the overall decrease in occupancy at the North Hills Mall investment property for the periods compared and decreased rental income from many of the remaining tenants whose leases have recently been modified or altered to provide lower effective rental rates then previously achieved at the property. The decrease is also due to the receipt of final prorations in 1996 related to the sales of Collin Creek Mall in December 1994 and Animas Valley Mall in June 1995.

     The decrease in property operating expenses for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to a decrease in advertising expense at the North Hills Mall investment property due to the timing of promotional campaigns at the mall and also to a decrease in real estate taxes due to a successful appeal of such taxes in 1997.


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                            1996                         1997
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  North Hills Mall
      North Richland Hills,
      Texas (a). . . . . . .    86%      88%      86%       88%    84%    82%     81%

2.  Royal Executive Park
      Ryebrook, New York . .    78%      81%      81%       81%    81%    83%     93%

3.  40 Broad Street
      New York, New York . .    75%      78%      81%       74%    82%    90%     88%

-----------------

     (a)  The occupancy has been restated to reflect occupancy by temporary tenants which were not previously included.  Occupancy without the temporary tenants is 74% at March 31, 1996, 75% at June 30, 1996, 72% at
September 30, 1996, 73% at December 31, 1996, 68% at March 31, 1997, 69% at June 30, 1997 and 67% at September 30,
1997.



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


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: November 12, 1997