Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD X
filed 1998-03-30
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1997                Commission file no. 0-12140



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  16

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  17

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  52


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  52

Item 11.     Executive Compensation . . . . . . . . . . .  55

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  56

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  57


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  57


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .  59

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

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments are held by fee title and/or through joint venture interests. The Partnership has one remaining real property investment located in North Richland Hills, Texas. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Pylon Plaza,
    Phase I & II
    office building
    Boca Raton,
    Florida . . . . . .        49,400     10/12/83         Phase I               fee ownership of land and
                               sq.ft.                      8/9/90                improvements
                               n.r.a.                      Phase II
                                                           12/9/91
2. North Hills Mall
    shopping center
    North Richland
    Hills, Texas. . . .       221,000
                               sq.ft.     10/19/83           12%                 fee ownership of land and
                               g.l.a.                                            improvements (b)(e)(f)
3. Pasadena Town Square
    shopping center
    Pasadena, Texas . .       245,000
                               sq.ft.     10/19/83          10/3/95              fee ownership of land and
                               g.l.a.                                            improvements (g)
4. Collin Creek Mall
    shopping center
    Plano, Texas. . . .       332,000
                               sq.ft.     10/19/83         12/29/94              fee ownership of land and
                               g.l.a.                                            improvements
5. Animas Valley Mall
    shopping center
    Farmington,
    New Mexico. . . . .       460,000
                               sq.ft.     10/24/83          6/30/95              fee ownership of land and
                               g.l.a.                                            improvements (through joint
                                                                                 venture partnership) (d)
6. Royal Executive Park
    office complex
    Rye Brook,
    New York. . . . . .       270,000
                               sq.ft.     12/16/83         12/19/97              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (c)(d)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
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
                               sq.ft.     12/31/85         12/30/97              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (c)(d)

-----------------------

  (a)The computation of this percentage for the property held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

  (b)Reference is made to the Notes and to Item 8 - Schedule III for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

  (c)Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership has made this real property investment.

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



     The Partnership's real property investment is subject to competition from similar types of properties (including, properties owned by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the one investment property held at December 31, 1997 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1997.

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

     On December 19, 1997, the Partnership, through its joint venture, sold the Royal Executive Park I office complex located in Rye Brook, New York. Reference is made to the Notes for a further description of such transaction.

     On December 30, 1997, the Partnership, through its joint venture, sold the 40 Broad Street office building located in New York, New York. Reference is made to the Notes for a further description of such transaction.



ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               -------------        ----  ----   ----  -----  ----   ---- -----  -----
1. North Hills Mall
    North Richland Hills,
    Texas (a) . . . . . . . .  Retail                86%   88%    86%    88%   84%    82%   81%    78%

2. Royal Executive Park
    Rye Brook, New York . . .  Telecommuni-
                               cations               81%   81%    84%    84%   81%    83%   93%    N/A

3. 40 Broad Street
    New York, New York. . . .  Financial
                               Services              75%   78%    81%    74%   82%    90%   88%    N/A

--------------------

     Reference is made to Item 6, Item 7 and the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the Partnership's interest in the property was sold and was not owned by the
Partnership at the end of the quarter.

     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 74% at March 31, 1996, 75% at June 30, 1996, 72% at September 30, 1996 and 73% at December
31, 1996, 68% at March 31, 1997, 69% at June 30, 1997, 67% at September 30, 1997 and 67% at December 31, 1997.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscal years 1996 or 1997.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 13,718 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 and 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1997           1996          1995         1994          1993
                           -----------    -----------   -----------  ------------  ------------
Total income. . . . . . .  $  6,794,437     7,464,271    15,186,857    29,251,376    31,189,187
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties
 and extraordinary items.  $  3,240,011    (3,514,561)   (7,313,908)   (6,055,842)    4,595,704
Partnership's share of
 gain on sale of invest-
 ment properties of uncon-
 solidated ventures . . .    13,684,709         --            --            --            --
Gains on sale of interest
  in unconsolidated
  venture and disposi-
  tion of investment
  properties. . . . . . .         --           50,826     3,832,429    64,571,942       150,443
Extraordinary items . . .         --            --        3,934,532         --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $ 16,924,720    (3,463,735)      453,053    58,516,100     4,746,147
                           ============   ===========   ===========   ===========   ===========




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 and 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1997           1996          1995         1994          1993
                           -----------    -----------   -----------  ------------  ------------

Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before gains on sale
   or disposition of
   investment properties
   and extraordinary
   items  . . . . . . . .  $      20.74        (22.49)      (46.81)        (38.76)        29.41
  Partnership's share of
    gain on sale of invest-
    ment properties of un-
    consolidated ventures         90.32         --            --            --            --
  Gains on sale of interest
    in unconsolidated
    venture and disposi-
    tion of investment
    properties. . . . . .         --              .34         25.29        426.16           .99
  Extraordinary items . .         --            --            25.97         --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $     111.06        (22.15)         4.45        387.40         30.40
                           ============   ===========   ===========   ===========   ===========
Total assets. . . . . . .  $ 65,062,906    50,071,138    56,832,712   170,327,264   140,905,552
Long-term debt. . . . . .  $  7,624,586     7,762,151     7,890,281         --       46,800,991
Cash distributions
  per Interest (c). . . .  $      12.00         16.00        466.00         16.00         22.00
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




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997

Property
--------

North Hills
Mall               a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1993 . . . . .       99%                $15.57
                               1994 . . . . .       95%                 15.94
                               1995 . . . . .       92%                 15.27
                               1996 . . . . .       88%                 15.07
                               1997 . . . . .       78%                 15.06

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


                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the North Hills Mall:

                                                                            Annualized        Percent of
                                           Number of         Approx. Total  Base Rent         Total 1997
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases               Leases (1)  Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                             1998               5                7,453         167,000               6%
                             1999               7               11,671         229,261               9%
                             2000               3                7,098         163,000               6%
                             2001               4               10,048         155,970               6%
                             2002               4                7,099         164,910               6%
                             2003               5               10,453         154,558               6%
                             2004               4               17,485         252,331              10%
                             2005               7               45,827         774,008              30%
                             2006               2                2,764          89,500               3%
                             2007               1                  422          24,358               1%


(1)  Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 9, 1998.


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

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $150 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that approximately 5.34% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $39,301,000. In addition, in January, 1998 approximately $10,424,000 was received by the Partnership representing its share of the proceeds of the December 1997 sale of the 40 Broad Street office building as discussed below and in the Notes. Such funds are available for distributions to partners, including those paid in February 1998 as discussed below, and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, for potential limited liability related to representations made pursuant to sales of real estate investments in December, 1997 as more fully described in the Notes, and to pay for the costs of a potential redevelopment of the North Hills Mall, as discussed below. The Partnership has currently budgeted in 1998 approximately $99,000 for tenant improvements and other capital expenditures, exclusive of costs related to the potential redevelopment of North Hills Mall. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through existing working capital, net cash generated by the Partnership's investment property and through the sale of such investment. As more fully described in the Notes, the Partnership sold Royal Executive Park I and 40 Broad Street office buildings in December 1997. The Partnership's mortgage obligation for North Hills Mall is a separate non-recourse loan secured individually by the property and the Partnership is not personally liable for the payment of the mortgage indebtedness.

     Currently, as more fully discussed below, the Partnership continues to consider alternatives for the redevelopment of the North Hills Mall which, if undertaken, may require the Partnership to commit a substantial amount of capital. Any decision to commit additional amounts to this investment property for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon within the expected holding period of this asset as discussed below. Commencing in 1996, in an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of available operating cash flow in May and November of each year. In May and November 1997, the Partnership paid an operating distribution of $900,030 ($6 per Interest) to the Limited Partners. In February 1998, the Partnership made a distribution of sale proceeds related to the sale of Royal Executive Park I and 40 Broad Street office buildings of $28,500,950 ($190 per Interest) to the Limited Partners. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment property and the longer term capital requirements of the Partnership.

     40 BROAD STREET

     On December 30, 1997, the Partnership, through the 40 Broad Street joint venture, sold the land and related improvements of the 40 Broad Street office building for $34,735,000. Reference is made to the Notes for a further description of such transaction. The proceeds from the sale were approximately $33,155,000, of which the Partnership's share was approximately $10,424,000. Such amount was distributed to the Partnership in January 1998.

     NORTH HILLS MALL

     Occupancy of the center at the end of the year was 78%. Included in this occupancy are temporary tenants that occupy approximately 11% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store.

Based upon discussions with most major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center), has announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast Mall already has four anchor department store tenants.

     In addition to the increased competition from Northeast Mall, over the last several years a significant number of strip center developments have been opened within a close proximity to the center. Many of these centers include large retail "Big Box" tenants that have adversely affected the center's tenant sales.

     North Hills Mall has three anchor department stores, none of which are owned by the Partnership. The operating agreements which require these stores to remain open expire in 1999 and 2000. There is no certainty that any of these stores will continue operations beyond the operating agreement expiration dates.

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 78%, only 67% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on releasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

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

     ROYAL EXECUTIVE PARK

     On December 19, 1997, the Partnership, through the Royal Executive Park I joint venture, sold the land and related improvements of the Royal Executive Park I office complex for $37,000,000. Reference is made to the Notes for a further description of such transaction. The proceeds from the sale were approximately $36,431,000, of which the Partnership's share was approximately $18,179,000 and which was distributed to the Partnership in December 1997. In addition, approximately $2,369,000 of remaining operating cash at the property was distributed to the venture partners in January 1998, of which the Partnership's share was approximately $1,182,000.

     GENERAL

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining investment property. The Partnership has decided to retain a portion of the net sale proceeds from sales in recent years. These funds will be available, if necessary or deemed appropriate by the General Partners, for the programs to enhance the Partnership's property as discussed above. Due to the factors outlined above, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Nonetheless, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The decrease in the Partnership's investment in unconsolidated ventures at December 31, 1997 as compared to December 31, 1996 is primarily due to the sale in 1997 of the Royal Executive Park and 40 Broad Street investment properties. The balance at December 31, 1997 consists primarily of undistributed sale proceeds relating to the sale of the 40 Broad Street investment property, which were distributed to the venture partners in January 1998.

     The decrease in accrued real estate taxes at December 31, 1997 as compared to December 31, 1996 is primarily due to a reduced real estate tax assessment in 1997 at the North Hills Mall investment property.

     The decrease in rental income and property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to lower tenant occupancies in 1997 at the North Hills Mall investment property. The decrease in rental income, mortgage and other interest, depreciation and property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of Animas Valley Mall and a related land outparcel in June 1995 and the transfer of title to the lender of the Pasadena Town Square investment property in October 1995.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the increase in the average balance in U.S. Government obligations in December 1994 due to the approximate $84 million of net sale proceeds from the sale of Collin Creek Mall and the subsequent reduction in the average balance of U.S. Government obligations through the distribution of $68.1 million of those sales proceeds in February 1995.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the North Hills Mall investment property being identified as held for sale or disposition as of September 30, 1997 and, therefore, no longer subject to depreciation beyond such date.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1997 and an increase in administrative costs incurred in 1997 in connection with tender offer matters as discussed above. The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.

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

     The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is primarily due to the Royal Executive Park investment property being identified as held for sale or disposition as of December 31, 1996, and the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such dates. In addition, the increase is due to higher tenant occupancies in 1997 at the Royal Executive Park and 40 Broad Street investment properties.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 for the Royal Executive Park venture is primarily due to the Partnership's share of the $250,000 in estimated costs for environmental clean-up of contaminated ground near the property's fuel oil tanks and lower net effective rents earned upon renewal of leases at the 40 Broad Street investment property during 1996. This was partially offset by the discontinuation of amortization of the original excess of the Partnership's basis over its proportionate share of assets of the Royal Executive Park venture in September 1995. The Partnership ceased such amortization when a provision for value impairment of $9.3 million for such investment was recorded in September 1995.

     The Partnership's share of gain on sale of investment properties of unconsolidated ventures of $13,684,709 during 1997 is the result of the sale of the Royal Executive Park and 40 Broad Street office buildings in December 1997. The gain of $50,826 on sale of investment properties during 1996 is the result of the sale of the Partnership's remaining unencumbered land outparcel at Pasadena Town Square in October 1996. The gain of $3,832,429 on sale of investment properties during 1995 is the result of the sale of the Animas Valley Mall and a related land outparcel in June 1995.

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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's remaining investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995
Consolidated Statements of Partners' Capital Accounts,
  years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995
Notes to Consolidated Financial Statements

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




                        ROYAL EXECUTIVE PARK I
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31,
  1997, 1996 and 1995
Statements of Partners' Capital Accounts,
  years ended December 31, 1997, 1996 and 1995
Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995
Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - X and consolidated venture as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated venture changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                           KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 39,301,294       21,269,359
  Rents and other receivables, net of allowance for doubtful
    accounts of $100,112 in 1997 and $68,817 in 1996. . . . . . . . .        284,974          300,707
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         30,426           31,563
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        761,465          721,351
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .     40,378,159       22,322,980
                                                                        ------------      -----------

Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,839,688
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          19,314,167
                                                                        ------------      -----------

                                                                               --          21,153,855
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --           8,438,692
                                                                        ------------      -----------

          Total investment property, net of accumulated depreciation.          --          12,715,163

Investment property held for sale or disposition. . . . . . . . . . .     12,177,898            --
                                                                        ------------      -----------

          Total investment property . . . . . . . . . . . . . . . . .     12,177,898       12,715,163
                                                                        ------------      -----------

Investments in unconsolidated ventures, at equity . . . . . . . . . .     12,069,269       14,515,288
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        149,847          198,140
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        287,733          319,567
                                                                        ------------      -----------

                                                                        $ 65,062,906       50,071,138
                                                                        ============      ===========





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $   137,564          128,130
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        350,052          286,682
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         46,088           46,849
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        519,413          588,333
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      1,053,117        1,049,994
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         14,800           13,250

Long-term debt, less current portion. . . . . . . . . . . . . . . . .      7,624,586        7,762,151
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      8,692,503        8,825,395
                                                                        ------------      -----------
Partners' capital accounts:
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .      1,278,637        1,012,189
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (250,000)        (250,000)
                                                                        ------------      -----------
                                                                           1,029,637          763,189
                                                                        ------------      -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    135,651,080      135,651,080
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .     87,877,386       71,219,114
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (168,187,700)    (166,387,640)
                                                                        ------------      -----------
                                                                          55,340,766       40,482,554
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .     56,370,403       41,245,743
                                                                        ------------      -----------

                                                                        $ 65,062,906       50,071,138
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 5,709,682        6,430,478      13,190,501
  Interest income . . . . . . . . . . . . . . . . .       1,084,755        1,033,793       1,996,356
                                                        -----------      -----------     -----------
                                                          6,794,437        7,464,271      15,186,857
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .         557,291          566,130       4,074,322
  Depreciation. . . . . . . . . . . . . . . . . . .         602,937          793,548       1,690,411
  Property operating expenses . . . . . . . . . . .       3,640,879        3,881,155       7,360,538
  Professional services . . . . . . . . . . . . . .         176,831          222,333         270,316
  Amortization of deferred expenses . . . . . . . .          48,758           55,994          48,422
  General and administrative. . . . . . . . . . . .         461,020          342,253         517,989
  Provisions for value impairment . . . . . . . . .           --           5,700,000       9,300,000
                                                        -----------      -----------     -----------
                                                          5,487,716       11,561,413      23,261,998
                                                        -----------      -----------     -----------
                                                          1,306,721       (4,097,142)     (8,075,141)
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . .       1,933,290          582,581         761,233
                                                        -----------      -----------     -----------
Earnings (loss) before gains on sale of investment
  properties and extraordinary items. . . . . . . .       3,240,011       (3,514,561)     (7,313,908)
Partnership's share of gain on sale of investment
  properties of unconsolidated ventures . . . . . .      13,684,709             --              --
Gain on sale of investment property . . . . . . . .           --              50,826       3,832,429
                                                        -----------      -----------     -----------
Earnings (loss) before extraordinary items. . . . .      16,924,720       (3,463,735)     (3,481,479)
Extraordinary items . . . . . . . . . . . . . . . .           --               --          3,934,532
                                                        -----------      -----------     -----------

                Earnings (loss) . . . . . . . . . .     $16,924,720       (3,463,735)        453,053
                                                        ===========      ===========     ===========





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Net earnings (loss) per limited partnership
  interest:
     Earnings (loss) before gains on sale or
       disposition of investment properties and
       extraordinary items. . . . . . . . . . . . .    $      20.74           (22.49)         (46.81)
     Partnership's share of gain on sale of
       investment properties of unconsolidated
       ventures . . . . . . . . . . . . . . . . . .           90.32            --              --
     Gains on sale of investment properties . . . .           --                 .34           25.29
                                                        -----------      -----------     -----------
     Earnings (loss) before extraordinary items . .          111.06           (22.15)         (21.52)
     Extraordinary items. . . . . . . . . . . . . .           --               --              25.97
                                                        -----------      -----------     -----------
                Net earnings (loss) . . . . . . . .     $    111.06           (22.15)           4.45
                                                        ===========      ===========     ===========























                         See accompanying notes to consolidated financial statements


                                         JMB INCOME PROPERTIES, LTD. - X
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET                                   NET OF       NET
              CONTRI-     EARNINGS     CASH                      OFFERING    EARNINGS       CASH
              BUTIONS      (LOSS)  DISTRIBUTIONS    TOTAL         COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
              -------   ---------- ------------- -----------   -----------  ----------  ------------- ----------
Balance
 at Decem-
 ber 31,
 1994 . . . .  $1,000    1,367,150     (250,000)  1,118,150    135,651,080  73,874,835   (94,085,230)115,440,685

Cash distri-
 butions
 ($466 per
 limited
 partnership
 interest). .    --          --           --          --             --          --      (69,902,330)(69,902,330)
Net earnings
 (loss) . . .    --       (214,887)       --       (214,887)         --        667,940         --        667,940
               ------    ---------   ----------   ---------    -----------  ----------   -----------  ----------
Balance
 at Decem-
 ber 31,
 1995 . . . .   1,000    1,152,263     (250,000)    903,263    135,651,080  74,542,775  (163,987,560) 46,206,295

Cash distri-
 butions
 ($16.00 per
 limited
 partnership
 interest). .    --          --           --          --             --          --       (2,400,080) (2,400,080)
Net earnings
 (loss) . . .    --       (140,074)       --       (140,074)         --     (3,323,661)        --     (3,323,661)
               ------    ---------   ----------   ---------    -----------  ----------   -----------  ----------




                                         JMB INCOME PROPERTIES, LTD. - X
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET                                   NET OF       NET
              CONTRI-     EARNINGS     CASH                      OFFERING    EARNINGS       CASH
              BUTIONS      (LOSS)  DISTRIBUTIONS    TOTAL         COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  ---------    -----------  ----------  ------------- ----------
Balance
 at Decem-
 ber 31,
 1996 . . . .   1,000    1,012,189     (250,000)    763,189    135,651,080  71,219,114  (166,387,640) 40,482,554

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest). .    --          --           --          --            --           --       (1,800,060) (1,800,060)
Net earnings
 (loss) . . .    --        266,448        --        266,448         --      16,658,272         --     16,658,272
               ------    ---------   ----------   ---------    -----------  ----------   -----------  ----------
Balance
 at Decem-
 ber 31,
 1997 . . . .  $1,000    1,278,637     (250,000)  1,029,637    135,651,080  87,877,386  (168,187,700) 55,340,766
               ======    =========   ==========   =========    ===========  ==========   ===========  ==========













                          See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $16,924,720       (3,463,735)        453,053
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         602,937          793,548       1,690,411
    Amortization of deferred expenses . . . . . . .          48,758           55,994          48,422
    Provisions for value impairment . . . . . . . .           --           5,700,000       9,300,000
    Partnership's share of operations of
      unconsolidated ventures, net of  distributions     (1,933,290)         (48,101)        451,367
    Partnership's share of gain on sale of invest-
      ment properties of unconsolidated ventures. .     (13,684,709)           --              --
    Gain on sale of investment properties . . . . .           --             (50,826)     (3,832,429)
    Extraordinary items . . . . . . . . . . . . . .           --               --         (3,934,532)
  Changes in:
    Rents and other receivables . . . . . . . . . .          15,733          184,371         (29,785)
    Prepaid expenses. . . . . . . . . . . . . . . .           1,137           (1,921)         58,623
    Escrow deposits . . . . . . . . . . . . . . . .         (40,114)          51,480          35,190
    Accrued rents receivable. . . . . . . . . . . .          31,834           29,775          27,557
    Accounts payable. . . . . . . . . . . . . . . .          63,370          115,660        (229,578)
    Accrued interest. . . . . . . . . . . . . . . .            (761)        (492,493)        834,600
    Accrued real estate taxes . . . . . . . . . . .         (68,920)         (29,923)       (295,413)
    Tenant security deposits. . . . . . . . . . . .           1,550           (3,250)         (3,344)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       1,962,245        2,840,579       4,574,142
                                                       ------------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments . . . . . . . . . . . . . . . . . .           --               --          2,880,712
  Cash sales proceeds from sale of investment
    properties, net of selling expenses . . . . . .           --             541,650      27,785,046
  Additions to investment properties
    (net of changes in related payables). . . . . .         (65,672)        (548,309)       (802,067)
  Partnership's distributions from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . .      18,064,018            --              --
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --             (62,880)       (124,750)
  Payment of deferred expenses. . . . . . . . . . .            (465)         (45,735)       (156,661)
                                                       ------------      -----------     -----------




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      17,997,881         (115,274)     29,582,280
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Bank overdrafts . . . . . . . . . . . . . . . . .           --            (378,034)        378,034
  Cash proceeds from refinancing of
    long-term debt. . . . . . . . . . . . . . . . .           --               --          7,363,196
  Payments of real estate escrow deposits from
    refinancing . . . . . . . . . . . . . . . . . .           --               --            772,831
  Payment of deferred refinancing expenses. . . . .           --               --             59,084
  Principal payments on long-term debt. . . . . . .        (128,131)        (109,719)    (35,881,814)
  Distributions to limited partners . . . . . . . .      (1,800,060)      (2,400,080)    (69,902,330)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (1,928,191)      (2,887,833)    (97,210,999)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      18,031,935         (162,528)    (63,054,577)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      21,269,359       21,431,887      84,486,464
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 39,301,294       21,269,359      21,431,887
                                                       ============      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $    558,052        1,058,623       3,239,722
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
    Extraordinary item:
      Disposition of investment property:
       Balance due on mortgage note payable . . . .    $      --               --         14,399,992
       Balance due on accrued interest cancelled. .           --               --            719,897
       Reduction of investment property . . . . . .           --               --        (13,555,611)
       Reduction of accrued real estate taxes . . .           --               --            535,289
       Reduction of accrued rent receivables. . . .           --               --           (357,660)
       Reduction of deferred expenses . . . . . . .           --               --            (26,983)
                                                       ------------      -----------     -----------
          Non-cash gain recognized due to
            lender realizing upon security. . . . .    $      --               --          1,714,924
                                                       ============      ===========     ===========




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1997            1996            1995
                                                        -----------      -----------     -----------

      Sale of investment property:
       Balance due on accrued interest cancelled. .    $      --               --          2,219,608
                                                       ============      ===========     ===========
          Non-cash gain recognized on
            sale of investment property . . . . . .    $      --               --          2,219,608
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

                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1997, 1996 AND 1995




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership owns a shopping center in North Richland Hills, Texas.

Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring unforeseen economic circumstances.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Animas Valley Mall Associates ("Animas") (prior to its sale in June 1995). The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interests in Royal Executive Park - I ("Royal Executive Park") and JMB-40 Broad Street Associates ("Broad Street"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Royal Executive Park or of Broad Street.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                   1997                               1996
                                     ------------------------------    ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     -----------
Total assets. . . . . . . . . . . .    $65,062,906       69,319,908       50,071,138      61,599,239

Partners' capital accounts
  (deficits):
     General partners . . . . . . .      1,029,637          260,315          763,189         161,094
     Limited partners . . . . . . .     55,340,766       68,860,500       40,482,554      61,296,744

Net earnings (loss):
     General partners . . . . . . .        266,448           99,221         (140,074)           (184)
     Limited partners . . . . . . .     16,658,272        9,363,816       (3,323,661)         33,733

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         111.06            62.42           (22.15)            .22
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($39,141,201 and $20,974,584 at December 31, 1997 and 1996, respectively)
as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership had acquired, either directly or through joint venture arrangements, interests in three office buildings and five shopping centers. Seven investment properties have been sold or disposed of by the Partnership. The remaining investment property owned at December 31, 1997 is in operation. The cost of the investment property represents the total cost to the Partnership plus miscellaneous acquisition costs.

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

     The results of operations for consolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were $939,683, ($4,779,938) and $105,392, respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying consolidated financial statements include $1,933,290, $399,985 and $447,964, respectively, of the Partnership's share of total property operations of $4,334,974, $801,574 and $1,181,849 of unconsolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.


INVESTMENT PROPERTIES

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

     The Partnership and the mortgage lender agreed to extend the July 1, 1995 maturity date of the mortgage loan on the North Hills Mall until December 1, 1995. During this extension, the Partnership made a cumulative paydown of approximately $860,000. The interest rate of 12.5% on the mortgage loan remained unchanged during this extension. On November 30, 1995, the Partnership refinanced the mortgage loan (with a then outstanding balance of $6,972,974) with a new lender. The new mortgage loan had an original principal balance of $8,000,000 and monthly principal and interest payments of $57,182, which are based upon an interest rate per annum of 7.125% and a 25-year amortization schedule, through January 1, 2001 when the remaining principal balance of $7,318,330 is due and payable.

     The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store. Based upon discussions with most major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) has announced that it would be undertaking a major redevelopment which would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast already has four anchor department store tenants.

     In addition to the increased competition from Northeast Mall, over the last several years a significant number of strip center developments have been opened within a close proximity to the center. Many of these centers include large retail "Big Box" tenants that have adversely affected the center's tenant sales.

     North Hills Mall has three anchor department stores, none of which are owned by the Partnership. The operating agreements that require these stores to remain open expire in 1999 and 2000. There is no certainty that any of these stores will continue operations beyond the operating agreement expiration dates.

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 78%, only 67% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

     The Partnership continues to consider alternatives for the redevelopment of the property to co-exist with the increased competition. The goal is to develop a plan that will stabilize the center and allow the Partnership to preserve as much value as possible.

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

     Due to the property and anticipated market conditions outlined above, there was uncertainty about the Partnerships ability to recover the net carrying value of the North Hills Mall investment property through future operations and sale, given the expected holding period not being in excess of 1999. Therefore, as of December 31, 1996, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $5,700,000. Such provision was recorded to reflect the then estimated fair value of the property based upon an analysis of the property's discounted estimated future cash flows over the projected holding period. There can be no assurance that the estimated fair value of the property would ultimately be realized by the Partnership in any future sale or disposition transaction.

     As the Partnership had committed to a plan to sell or dispose of the property, North Hills Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date.

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

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is still a party to the Royal Executive Park and Broad Street joint venture agreements as the period during which the joint ventures are liable for representations and warranties contained in the Purchase and Sale Agreements extends until late 1998 as discussed below. Pursuant to such joint venture agreements, the Partnership made initial capital contributions of approximately $47,313,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership had acquired, through the above ventures, two office buildings. The venture properties were financed under various long-term debt arrangements as described in the notes. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     ANIMAS VALLEY MALL

     The Partnership had acquired its interest in the Animas Valley Mall by a $9,000,000 contribution in cash to a joint venture with the developer in October 1983.

     On June 30, 1995, the Partnership, through Animas Valley Mall Associates, sold the land, building, related improvements and personal property of the Animas Valley Mall and related land outparcel located in Farmington, New Mexico. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The aggregate sale price of the above was $27,800,000 (before selling costs and prorations), all of which was paid in cash at closing. A majority of the cash proceeds ($27,000,000) was utilized to retire the first mortgage secured by the improved property.
The Partnership recognized a gain of $3,832,429 on the sale of the investment property and an extraordinary gain of $2,219,608 on the forgiveness of debt for financial reporting purposes in 1995. The Partnership recognized a gain of $2,920,143 for Federal income tax purposes in 1995.

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

     ROYAL EXECUTIVE PARK

     In December 1983, the Partnership acquired through a joint venture with the developer, an interest in a completed three-building office complex in Rye Brook, New York known as Royal Executive Park.

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

     Annual cash flow is distributed 49.9% to the Partnership and 50.1% to the joint venture partner. However, since the joint venture partner did not receive $2,605,200 of cash flow for each of the initial five years, the joint venture partner was entitled to receive such deficiency, up to $400,000 from annual cash flow, if any, available for distribution to the partners after the Partnership and the joint venture partners have received $2,594,800 and $2,605,200, respectively, per annum. Operating profits and losses are generally allocated to the joint venture partners in the same ratio that annual cash flow is distributed to the partners.

     The joint venture agreement further provides that proceeds from sale or refinancing of the complex will be distributed 49.9% to the Partnership and 50.1% to the joint venture partner.

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate of the General Partner assumed certain leasing responsibilities for the property. In December 1994, such affiliate further assigned such property management and leasing responsibilities to an unaffiliated third party.

     In response to the uncertainty of the Partnership's ability to recover the net carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its then estimated fair value. As the joint venture had committed to a plan to sell or dispose of the property, the Royal Executive Park office building was classified as held for sale as of December 31, 1996 and, therefore, has not been subject to continued depreciation beyond that date.

     On December 19, 1997, the Partnership, through the Royal Executive Park joint venture, sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $37,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $10,736,881 and $28,437,135 for financial reporting and Federal income tax purposes, respectively, of which $7,252,278 and $12,360,718 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, the joint venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,000,000 in the aggregate.

     Concurrently with the sale of Royal Executive Park-I, two other office parks, Royal Executive Park II ("Royal II") and Royal Executive Park III ("Royal III") were sold. Royal II was owned by a joint venture between JMB Income Properties-XI (a partnership sponsored by the Partnership's General Partner) and the Partnership's unaffiliated venture partner in Royal Executive Park-I. Royal III was owned entirely by the unaffiliated venture partner in Royal Executive Park-I and Royal II. The purchase price for each office park was separately negotiated with the buyer.

     The joint venture determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground. The joint venture believes that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture received a cost estimate of approximately $200,000 for remediation of the contaminated soil, of which approximately $87,000 was incurred through the date of sale. As part of the sale agreement discussed above, the purchaser is required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil.

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

     The Partnership was allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which is 31.44%. The Partnership and JMB Income - XII are current with respect to their required capital contributions to Broad Street.

     The property was managed by an unaffiliated third party for a fee calculated as 2% of gross receipts of the property.

     On December 30, 1997, the Partnership, through the Affiliated Joint Venture, sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling expenses and prorations). The sale resulted in a gain of $20,532,803 (predominantly due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $16,349,000) and a loss of $9,703,264 in 1997 for financial reporting and Federal income tax purposes, respectively, of which $6,432,431 of gain and $3,050,706 of loss was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires December 1, 1998. Although it is not expected, the Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $1,500,000 in the aggregate.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                               1997            1996
                                            ----------      ---------
7-1/8% mortgage note, secured
 by the North Hills Mall in North
 Richland Hills (Fort Worth), Texas;
 payable in monthly installments of
 $57,182 (including interest) until
 January 1, 2001 when the outstanding
 balance of $7,318,330 is due and
 payable. . . . . . . . . . . . . . . .     $7,762,150      7,890,281
                                            ----------     ----------
     Total debt . . . . . . . . . . . .      7,762,150      7,890,281
     Less current portion of
       long-term debt . . . . . . . . .        137,564        128,130
                                            ----------     ----------
          Total long-term debt. . . . .     $7,624,586      7,762,151
                                            ==========     ==========

     Five year maturities of long-term debt are summarized as follows:

                   1998 . . . . . . . .   $  137,564
                   1999 . . . . . . . .      147,692
                   2000 . . . . . . . .      158,565
                   2001 . . . . . . . .    7,318,329
                   2002 . . . . . . . .        --
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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through December 31, 1997, $10,353,187 of distributable cash has been deferred by the General Partners.

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

MANAGEMENT AGREEMENTS

     The North Hills Mall, Pasadena Town Square (prior to the lender realizing upon its security in October 1995) and Animas Valley Mall (prior to its sale in June 1995) are/were managed by an affiliate of the General Partners pursuant to management agreements that provide for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property. The Royal Executive Park office building had been managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture. The new manager essentially assumed the previous management agreement with the exception that a portion of the 2% management fee was paid to the previous manager annually by the new manager as compensation to the previous manager for relinquishing management of the property. In addition, the affiliate of the General Partners assumed the leasing responsibilities for the property.


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore,
rental income is reported when earned.   Leases with tenants range in term
from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                   1998 . . . . . . . . . .    $ 2,201,808
                   1999 . . . . . . . . . .      2,036,455
                   2000 . . . . . . . . . .      1,829,806
                   2001 . . . . . . . . . .      1,685,536
                   2002 . . . . . . . . . .      1,536,598
                   Thereafter . . . . . . .      3,496,419
                                               -----------
                        Total . . . . . . .    $12,786,622
                                               ===========

     Contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1997, 1996 and 1995:

                   1995 . . . . . . . . . .       $331,841
                   1996 . . . . . . . . . .        276,538
                   1997 . . . . . . . . . .        229,640


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1997       1996       1995        1997
                          --------   --------   --------   ------------
Property management
 and leasing fees . . . . $113,526    146,329    295,394        --
Insurance commissions . .   11,351      3,546     24,677        --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .   15,212     10,145     90,169       6,031
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   78,283     44,567     66,668      22,758
Reimbursement (at cost)
 for legal services . . .    5,935      3,910      8,021       1,150
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .   20,762      8,824    148,818        --
                          --------    -------    -------      ------
                          $245,069    217,321    633,747      29,939
                          ========    =======    =======      ======

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,353,187 (approximately $69 per interest) of distributable cash has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the table above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.

INVESTMENTS IN UNCONSOLIDATED VENTURES

      Summary financial information for Royal Executive Park and 40 Broad Street as of and for the years ended December 31, 1997 and 1996 are as follows:

                                          1997           1996
                                     ------------     -----------

Current assets. . . . . . . . . .     $37,275,270       3,143,859
Current liabilities . . . . . . .        (231,710)       (499,199)
                                      -----------     -----------
     Working capital. . . . . . .      37,043,560       2,644,660
                                      -----------     -----------
Investment property, net. . . . .           --         30,220,549
Other assets, net . . . . . . . .           --          5,234,760
Other liabilities, net. . . . . .           --           (112,672)
Venture partners' equity. . . . .     (24,974,587)    (12,338,930)
                                      -----------     -----------
     Partners' capital. . . . . .     $12,068,973      25,648,367
                                      ===========     ===========
Represented by:
     Invested capital . . . . . .     $50,335,311      50,335,311
     Cumulative cash
       distributions. . . . . . .     (55,266,333)    (37,202,315)
     Cumulative net earnings. . .      16,999,995      12,515,371
                                      -----------     -----------
                                      $12,068,973      25,648,367
                                      ===========     ===========

Total income. . . . . . . . . . .     $11,512,114      10,666,093
                                      ===========     ===========
Expenses applicable
  to operations . . . . . . . . .     $ 7,507,140       9,283,744
                                      ===========     ===========
Gain on disposition
  of investment properties. . . .     $24,814,170           --
                                      ===========     ===========
Net earnings. . . . . . . . . . .     $28,819,144       1,382,349
                                      ===========     ===========

     Also, for the year ended December 31, 1995, total income, expenses applicable to operations, gain on disposition of investment property and net earnings were $11,140,197, $8,961,945, $0 and $2,178,252, respectively, for the unconsolidated ventures listed above.

                                                                                          SCHEDULE III
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997

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

SHOPPING
 CENTER:
North Richland
 Hills,
 Texas (C). .   $7,762,151     3,170,275    9,829,725     9,484,442    1,839,688    19,379,839   21,219,527
                ----------     ---------    ---------     ---------    ---------    ----------   ----------

      Total .   $7,762,151     3,170,275    9,829,725     9,484,442    1,839,688    19,379,839   21,219,527
                ==========     =========    =========     =========    =========    ==========   ==========


                                                                              SCHEDULE III - CONTINUED
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1997
                                ACCUMULATED           DATE OF         DATE        OPERATION     REAL ESTATE
DESCRIPTION                    DEPRECIATION(F)     CONSTRUCTION     ACQUIRED     IS COMPUTED       TAXES
-----------                   ----------------     ------------    ----------  ---------------  -----------

SHOPPING CENTER:
  North Richland Hills,
    Texas (C) . . . . . . . .       $9,041,629         1979          10/19/83       5-30 years      543,328
                                    ----------                                                      -------

      Total . . . . . . . . .       $9,041,629                                                      543,328
                                    ==========                                                      =======

------------------
Notes:
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $26,165,000.
        (C) Reflects reallocation of initial costs between land and buildings and improvements.
        (D) The Partnership recorded a provision for value impairment of $5,700,000 in 1996, which was recorded as a reduction in land, building improvements, deferred expenses and accrued rents receivable.


                                                                              SCHEDULE III - CONTINUED
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (E)  Reconciliation of real estate owned at December 31, 1997, 1996 and 1995:

                                                             1997            1996              1995
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .    $ 21,153,855      26,646,460       89,097,178
     Additions. . . . . . . . . . . . . . . . . . . .          65,672         548,309          802,067
     Reductions during period . . . . . . . . . . . .           --           (490,824)     (63,252,785)
     Provisions for value impairment. . . . . . . . .           --         (5,550,090)           --
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $ 21,219,527      21,153,855       26,646,460
                                                         ============    ============     ============

        (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $  8,438,692       7,645,144       31,896,865
     Depreciation expense . . . . . . . . . . . . . .         602,937         793,548        1,690,411
     Reductions during period . . . . . . . . . . . .           --              --         (25,942,132)
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $  9,041,629       8,438,692        7,645,144
                                                         ============    ============     ============




                     INDEPENDENT AUDITORS' REPORT


The Partners
ROYAL EXECUTIVE PARK I:

     We have audited the financial statements of the Royal Executive Park I (a general partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Royal Executive Park I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.





                                        KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1998

                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------

                                                                            1997            1996
                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     $  2,353,165       1,677,256
  Rents and other receivables . . . . . . . . . . . . . . . . . . .          115,245           3,928
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .            --             12,299
                                                                        ------------     -----------

          Total current assets. . . . . . . . . . . . . . . . . . .        2,468,410       1,693,483
                                                                        ------------     -----------

  Property held for sale or disposition . . . . . . . . . . . . . .            --         20,726,756
                                                                        ------------     -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .            --          2,004,573
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . .            --          1,210,987
                                                                        ------------     -----------

                                                                        $  2,468,410      25,635,799
                                                                        ============     ===========





                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1997            1996
                                                                        ------------    ------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .     $    181,710         345,784
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . .           --                  13
                                                                        ------------     -----------

          Total current liabilities . . . . . . . . . . . . . . . .          181,710         345,797
                                                                        ------------     -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . .          181,710         345,797
                                                                        ------------     -----------
Partners' capital accounts:
  JMB Income Properties, Ltd. - X:
    Capital contributions . . . . . . . . . . . . . . . . . . . . .       27,426,476      27,426,476
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . .       18,449,370      21,116,921
    Cumulative cash distributions . . . . . . . . . . . . . . . . .      (44,734,430)    (26,670,412)
                                                                        ------------     -----------

                                                                           1,141,416      21,872,985
                                                                        ------------     -----------

    Venture partner capital accounts. . . . . . . . . . . . . . . .        1,145,284       3,417,017
                                                                        ------------     -----------

          Total partners' capital accounts. . . . . . . . . . . . .        2,286,700      25,290,002
                                                                        ------------     -----------

                                                                        $  2,468,410      25,635,799
                                                                        ============     ===========







                               See accompanying notes to financial statements.

                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 and 1995



                                                           1997             1996             1995
                                                        -----------      -----------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 5,674,322        5,095,643       5,154,336
  Interest income . . . . . . . . . . . . . . . . .         106,750           34,670          46,251
                                                        -----------     ------------    ------------

                                                          5,781,072        5,130,313       5,200,587
                                                        -----------     ------------    ------------

Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . .           --             672,009         678,555
  Property operating expenses . . . . . . . . . . .       2,972,860        3,342,848       3,034,027
  Amortization of deferred expenses . . . . . . . .         330,000          313,882         306,156
                                                        -----------     ------------    ------------

                                                          3,302,860        4,328,739       4,018,738
                                                        -----------     ------------    ------------

          Earnings before gain on sale of investment
            property. . . . . . . . . . . . . . . .       2,478,212          801,574       1,181,849

Gain on sale of investment property . . . . . . . .      10,736,881            --              --
                                                        -----------     ------------    ------------

          Net earnings (loss) . . . . . . . . . . .     $13,215,093          801,574       1,181,849
                                                        ===========     ============    ============








                               See accompanying notes to financial statements.

                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                              VENTURE
                                              JMB-X           PARTNERS
                                           -----------      -----------
Balance at December 31, 1994. . . . . .    $21,656,707        3,199,872

Cash contributions. . . . . . . . . . .        124,750          125,250
Cash distributions. . . . . . . . . . .       (898,200)        (901,800)
Net earnings (loss) . . . . . . . . . .        589,743          592,106
                                           -----------      -----------

Balance at December 31, 1995. . . . . .     21,473,000        3,015,428

Cash contributions. . . . . . . . . . .          --               --
Cash distributions. . . . . . . . . . .          --               --
Net earnings (loss) . . . . . . . . . .        399,985          401,589
                                           -----------      -----------

Balance at December 31, 1996. . . . . .     21,872,985        3,417,017

Cash contributions. . . . . . . . . . .          --               --
Cash distributions. . . . . . . . . . .    (18,064,018)     (18,154,377)
Net earnings (loss) . . . . . . . . . .     (2,667,551)      15,882,644
                                           -----------      -----------

Balance at December 31, 1997. . . . . .    $ 1,141,416        1,145,284
                                           ===========      ===========










                               See accompanying notes to financial statements.

                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                                            1997             1996            1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $13,215,093          801,574       1,181,849
Items not requiring (providing) cash or
 cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --             672,009         678,555
    Amortization of deferred expenses . . . . . . .         330,000          313,882         306,156
    Gain on sale of investment property . . . . . .     (10,736,881)           --              --
  Changes in:
    Rents and other receivables . . . . . . . . . .        (111,317)          10,439         248,322
    Prepaid expenses. . . . . . . . . . . . . . . .          12,299             (983)          4,370
    Accrued rents receivable. . . . . . . . . . . .        (535,865)        (310,471)       (306,471)
    Accounts payable. . . . . . . . . . . . . . . .        (164,074)         242,213          22,467
    Unearned rents. . . . . . . . . . . . . . . . .             (13)         (18,965)         14,551
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       2,009,242        1,709,698       2,149,799
                                                       ------------      -----------     -----------
Cash flows from investing activities:
  Cash sale proceeds from sale of investment
    property, net of selling expenses . . . . . . .      36,431,715            --              --
  Additions to investment properties. . . . . . . .      (1,151,544)        (485,790)       (222,889)
  Payment of deferred expenses. . . . . . . . . . .        (395,109)         (17,304)       (296,181)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      34,885,062         (503,094)       (519,070)
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Capital contributions by partners . . . . . . . .           --               --            250,000
  Distributions to partners . . . . . . . . . . . .     (36,218,395)           --         (1,800,000)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (36,218,395)           --         (1,550,000)
                                                       ------------      -----------     -----------





                                           ROYAL EXECUTIVE PARK I
                                           (A GENERAL PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1997             1996            1995
                                                        -----------      -----------     -----------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .         675,909        1,206,604          80,729
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       1,677,256          470,652         389,923
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  2,353,165        1,677,256         470,652
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

                   DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Royal Executive Park I ("Venture"), in which JMB Income
Properties, Ltd. - X and an unaffiliated venture are the partners.

     Royal Executive Park I held an equity investment in commercial real estate property in the City of Rye Brook, New York. Business activities consisted of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate.

     The Royal Executive Park I office building was classified as held for sale as of December 31, 1996 and, therefore, has not been subject to continued depreciation beyond that date.

     On December 19, 1997, the Venture sold the land and related improvements of the Royal Executive Park I office complex for $37,000,000. A description of the sale of the property is contained in the Notes of the financial statements of JMB Income-X. Such notes are incorporated herein by reference.

     The accounting policies of the Venture are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.


VENTURE AGREEMENTS

     A description of the Venture agreement and the management agreement is contained in the Notes to Consolidated Financial Statements of the Partnership for the year ended December 31, 1997. Such note is incorporated herein by reference.

     The Venture has determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground. The Venture believes that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The Venture has received a cost estimate of approximately $200,000 for remediation of the contaminated soil, of which approximately $87,000 was incurred through the date of sale. As part of the sale agreement, the purchaser is required to hold the Venture harmless for any future clean-up costs or claims resulting from the contaminated soil.

TRANSACTIONS WITH AFFILIATES

     The property was managed by an affiliate of the joint venture partner under an agreement which provided for fees equal to 2% of the base rent paid by tenants. Effective July 1, 1994, an affiliate of the General Partner of the Partnership assumed the property management responsibilities for the joint venture on essentially the same terms. In addition, effective July 1, 1994, the same affiliate of the General Partner assumed certain leasing responsibilities for the property. In December 1994, such affiliate further assigned such property management and leasing responsibilities to an unaffiliated third party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with, auditors during fiscal year 1997 and 1996.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock is owned, directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-X, an Illinois limited partnership with ABPP Associates, L.P. as its sole general partner. ABPP Associates, L.P. is an Illinois limited partnership with JMB as its general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner of the Partnership are as follows at December 31, 1997:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle- -XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. In addition, Mr. Schreiber is a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership in 1997 for the North Hills Mall in North Richland, Texas. Fees are calculated at 4% of fixed and percentage rents from North Hills Mall. In 1997, such affiliate earned property management and leasing fees amounting to $113,526, of which all was paid as of December 31, 1997. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1997 aggregating $11,351 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation of the Partnership's real property investments. In 1997, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $114,257 of which $85,468 was paid at December 31, 1997.

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

           10-B. Acquisition documents relating to the purchase by the Partnership of an interest in the Royal Executive Park office complex in Rye Brook, New York are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated December 30, 1983.

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

           10-E. Sale documents relating to the sale of the Animas Valley Mall and a related land outparcel sale in Farmington, New Mexico are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12140) dated July 14, 1995.

           10-F. Documents describing the transferred title of the Partnership's interest in the Pasadena Town Square Shopping Center are hereby incorporated by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-12140) dated November 9, 1995.

           10-G. Sale documents relating to the sale of the 40 Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 0-12140) dated February 27, 1998.

           10-H. Sale-Purchase Agreement with exhibits dated December 5, 1997 relating to the sale of the Royal Executive Park office complex in Rye Brook, New York between Royal Executive Park I, Royal Executive Park II, Royal Executive Park III and Reckson Operating Partnership, L.P. are filed herewith.

           21.   List of Subsidiaries.

           24.   Powers of Attorney.

           27.   Financial Data Schedule.

       ___________

       * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

           (b) The following Report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                 The Partnership's Report on Form 8-K (File No. 0-12140) for December 30, 1997 dated February 27, 1998 describing the sale of the 40 Broad Street office building was filed.

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - X

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 25, 1998


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1998

                             EXHIBIT INDEX



                                            DOCUMENT
                                          INCORPORATED
                                          BY REFERENCE            Page
                                          ------------            ----
3-A.    Pages 8-12, 57-59 and A-7 to
        A-11 of the Prospectus of the
        Partnership dated June 29, 1983,
        as supplemented September 12,
        1983 and October 21, 1983                Yes                --

3-B.    Amended and Restated Agreement of
        Limited Partnership                      Yes                --

3-C.    Acknowledgement of rights and
        duties of the General Partners of
        the Partnership                          Yes                --

4-A.    Mortgage loan documents related
        to North Hills Mall                      Yes                --

10-A.   Acquisition documents related to
        the 40 Broad Street office building      Yes                --

10-B.   Acquisition documents related to
        the Royal Executive Park office
        complex                                  Yes                --

10-C.   Acquisition documents related to
        the North Hills Mall                     Yes                --

10-D.   Sale documents related to the
        Collin Creek Mall                        Yes                --

10-E.   Sale documents related to the
        Animas Valley Mall                       Yes                --

10-F.   Documents describing the
        transferred title of the
        Partnership's interest in the
        Pasadena Town Square Shopping
        Center                                   Yes

10-G.   Sale documents related to
        the 40 Broad Street office
        building                                 Yes                --

10-H.   Purchase-Sale Agreement related to
        the Royal Executive Park
        office complex                           No                 --

21.     List of Subsidiaries                     No

24.     Powers of Attorney                       No

27.     Financial Data Schedule                  No