Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD X
filed 1998-05-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                      Commission File #0-12140




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

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND DECEMBER 31, 1997
                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  MARCH 31,   DECEMBER 31,
                                                                    1998         1997
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 23,114,373   39,301,294
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $133,440 in 1998
    and $100,112 in 1997 . . . . . . . . . . . . . . . . . . .        291,127      284,974
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         12,291       30,426
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        186,384      761,465
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     23,604,175   40,378,159
                                                                 ------------  -----------

Investment property held for sale or disposition . . . . . . .     12,180,146   12,177,898
                                                                 ------------  -----------
Investment in unconsolidated ventures, at equity . . . . . . .        630,323   12,069,269
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        137,673      149,847
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        281,934      287,733
                                                                 ------------  -----------
                                                                 $ 36,834,251   65,062,906
                                                                 ============  ===========





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  MARCH 31,   DECEMBER 31,
                                                                    1998         1997
                                                                ------------- ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    140,029      137,564
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        168,329      350,052
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         45,889       46,088
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        131,625      519,413
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        485,872    1,053,117

Tenant security deposits . . . . . . . . . . . . . . . . . . .         11,650       14,800
Long-term debt, less current portion . . . . . . . . . . . . .      7,588,641    7,624,586
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,086,163    8,692,503

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,313,782    1,278,637
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                    1,064,782    1,029,637
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     88,720,876   87,877,386
    Cumulative cash distributions. . . . . . . . . . . . . . .   (196,688,650)(168,187,700)
                                                                 ------------  -----------
                                                                   27,683,306   55,340,766
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     28,748,088   56,370,403
                                                                 ------------  -----------
                                                                 $ 36,834,251   65,062,906
                                                                 ============  ===========



                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          (UNAUDITED)

                                                                      1998           1997
                                                                  ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,372,666     1,493,869
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .     485,008       252,432
                                                                   -----------    ----------
                                                                     1,857,674     1,746,301
                                                                   -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .     137,867       140,176
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       --          200,773
  Property operating expenses. . . . . . . . . . . . . . . . . . .     760,452     1,008,083
  Professional services. . . . . . . . . . . . . . . . . . . . . .      17,000         2,410
  Amortization of deferred expenses. . . . . . . . . . . . . . . .      12,174        12,201
  General and administrative . . . . . . . . . . . . . . . . . . .     152,662       109,168
                                                                   -----------    ----------
                                                                     1,080,155     1,472,811
                                                                   -----------    ----------
                                                                       777,519       273,490
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . . . . . . .     101,116       480,405
                                                                   -----------    ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . $   878,635       753,895
                                                                   ===========    ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . . . . . . . . . . . . . $      5.62          4.82
                                                                   ===========    ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . . . . . . . . . . . . $    190.00         --
                                                                   ===========    ==========





                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          (UNAUDITED)

                                                                       1998          1997
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $   878,635       753,895
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          200,773
    Amortization of deferred expenses. . . . . . . . . . . . . . .      12,174        12,201
    Partnership's share of operations of uncon-
      solidated ventures . . . . . . . . . . . . . . . . . . . . .    (101,116)     (480,405)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .      (6,153)     (476,823)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     575,081       433,757
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      18,135        27,839
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       5,799         8,104
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (181,723)       25,369
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (199)         (186)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (387,788)     (461,083)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (3,150)       (2,100)
                                                                    ----------   -----------
        Net cash provided by (used in) operating activities. . . .     809,695        41,341
                                                                    ----------   -----------

Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .      (2,248)        --
  Partnership's distributions from unconsolidated ventures . . . .  11,540,062         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       --             (886)
                                                                    ----------   -----------
        Net cash provided by (used in) investing activities. . . .  11,537,814          (886)
                                                                    ----------   -----------





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .     (33,480)      (31,185)
  Distributions to limited partners. . . . . . . . . . . . . . . . (28,500,950)        --
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . . (28,534,430)      (31,185)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . (16,186,921)        9,270

          Cash and cash equivalents, beginning of year . . . . . .  39,301,294    21,269,359
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 23,114,373    21,278,629
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    138,066       140,362
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========




















                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1998 AND 1997

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership has previously committed to plans to sell or dispose of its remaining investment property.

Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for this property and for properties sold or disposed of in the past two years were $467,489 and $0, respectively, for the three months ended March 31, 1998 and 1997. In addition, the accompanying consolidated financial statements include $101,116 and $480,405, respectively, of the Partnership's share of total operations of $196,386 and $1,099,480, respectively, for the three months ended March 31, 1998 and 1997 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties classified as held for sale at March 31, 1998 or sold or disposed of in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                   Unpaid at
                                                   March 31,
                               1998      1997        1998
                             -------   -------   -------------
Property management
 and leasing fees. . . . .  $ 31,071    36,139         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary related ex-
 penses related to the
 on-site and other costs
 for the Partnership
 and its investment
 properties. . . . . . . .    30,048    26,179        2,097
                            --------   -------       ------
                            $ 61,119    62,318        2,097
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

40 BROAD STREET

     On December 30, 1997, the Partnership, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd. - XII (a partnership sponsored by the Managing General Partner of the Partnership), sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling expenses and prorations). The sale resulted in a gain of $20,532,803 (predominantly due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $16,349,000) and a loss of $9,703,264 in 1997 for financial reporting and Federal income tax purposes, respectively, of which $6,432,431 of gain and $3,050,706 of loss was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires December 1, 1998. Although it is not expected, the Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $1,500,000 in the aggregate, of which the Partnership's share is limited to $471,600.

NORTH HILLS MALL

     The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store. Based upon discussions with a number of major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) has announced that it would be undertaking a major redevelopment that would increase its mall space as well as add up to two new anchor department stores. Completion is expected sometime in 1999. Nordstrom's department store has committed to be one of those anchor stores. Northeast already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 78%, only 65% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's anchor department store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

     The Partnership continues to consider alternatives for the redevelopment of the property to co-exist with the increased competition. Due to competitive pressures in the marketplace, the Partnership has been unable to finalize a redevelopment plan to date. The goal is to develop a plan that will stabilize the center and allow the Partnership to preserve as much value as possible.

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

     As the Partnership had committed to a plan to sell or dispose of the property, North Hills Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date. The Partnership has recently begun marketing the property for sale. However, there can be no assurance that a sale will be consummated.

ROYAL EXECUTIVE PARK

     On December 19, 1997, the Partnership, through the Royal Executive Park joint venture, sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $37,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $10,736,881 and $28,437,135 for financial reporting and Federal income tax purposes, respectively, of which $7,252,278 and $12,360,718 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, the joint venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,000,000 in the aggregate, of which the Partnership's share is limited to approximately $456,000.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park and 40 Broad Street for the three months ended March 31, 1998 and 1997 is as follows:

                                    1998           1997
                                ----------      ---------
Total income . . . . . . . .    $  232,178      2,752,230
Expenses applicable to
 operations. . . . . . . . .        35,792      1,652,750
                                ----------      ---------
Net earnings . . . . . . . .    $  196,386      1,099,480
                                ==========      =========
Partnership's share
  of net earnings. . . . . .    $  101,116        480,405
                                ==========      =========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $150 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that approximately 6.35% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At March 31, 1998, the Partnership had cash and cash equivalents of approximately $23,114,000. Such funds are available for distributions to partners (as discussed below), for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and for potential liability related to representations made pursuant to sales of real estate investments in December 1997 as more fully described in the Notes.

     In May 1998, the Partnership expects to make a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment property and the longer term capital requirements of the Partnership.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in escrow deposits and accrued real estate taxes at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the North Hills Mall investment property.

     The decrease in investment in unconsolidated ventures, at equity at March 31, 1998 as compared to December 31, 1997 is primarily due to the distribution to the venture partners in January 1998 of sale proceeds of approximately $33,155,000 relating to the sale of the 40 Broad Street investment property in December 1997, of which the Partnership's share was approximately $10,424,000. In addition, the decrease is also due to the distribution to the venture partners in January 1998 of remaining operating cash of approximately $2,369,000 at the Royal Executive Park investment property as a result of its sale in December 1997, of which the Partnership's share was approximately $1,182,000.

     The decrease in accounts payable at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments of certain recurring professional fees by the Partnership and certain property operating expenses at the North Hills Mall investment property.

     The decrease in rental income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the overall decrease in occupancy at the North Hills Mall investment property for the periods compared and decreased rental income from many of the remaining tenants whose leases have recently been modified or altered to provide lower effective rental rates than previously achieved at the property.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the temporary investment of sale proceeds relating to the sale in December 1997 of the Royal Executive Park and 40 Broad Street investment properties. Substantially all of such proceeds were distributed by the Partnership to the Limited Partners in February 1998.

     The decrease in depreciation expense for the three months ended
March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the North Hills Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to a decrease in advertising expense at the North Hills Mall investment property due to the timing of promotional campaigns at the mall and also to a decrease in real estate taxes due to a successful appeal of such taxes in 1997.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the sale in December 1997 of the Royal Executive Park and 40 Broad Street investment properties. The Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1998 is primarily due to an adjustment of prorations in 1998 related to the sale of the Royal Executive Park investment property.


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1998.

                                            1997                         1998
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
North Hills Mall
  North Richland Hills,
  Texas (a). . . . . . . . .    84%      82%      81%       78%    78%

-----------------

     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 68% at March 31, 1997, 69% at June 30, 1997, 67% at September 30, 1997, 67% at December 31,
1997 and 65% at March 31, 1998.



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

        10-B. Sale documents relating to the sale of the 40 Broad Street office building in New York, New York are hereby incorporated by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 0-12140) dated February 27, 1998.

        10-C. Sale-Purchase Agreement with exhibits dated December 5,
1997 relating to the sale of the Royal Executive Park office complex in Rye Brook, New York between Royal Executive Park I, Royal Executive Park II, Royal Executive Park III and Reckson Operating Partnership, L.P. are hereby incorporated by reference to the Partnership's Report for December 31, 1997 on Form 10-K (File No. 0-12140) dated March 25, 1998.

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


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: May 13, 1998