Form 10-Q
period 1998-06-30
JMB INCOME PROPERTIES LTD X
filed 1998-08-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                       Commission File #0-12140




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

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1998 AND DECEMBER 31, 1997
                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                   JUNE 30,   DECEMBER 31,
                                                                    1998         1997
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 22,678,189   39,301,294
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $173,026 in 1998
    and $100,112 in 1997 . . . . . . . . . . . . . . . . . . .        324,433      284,974
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          30,426
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        340,960      761,465
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     23,343,582   40,378,159
                                                                 ------------  -----------

Investment property held for sale or disposition . . . . . . .     12,181,074   12,177,898
                                                                 ------------  -----------
Investment in unconsolidated ventures, at equity . . . . . . .        669,098   12,069,269
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        125,499      149,847
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        276,134      287,733
                                                                 ------------  -----------
                                                                 $ 36,595,387   65,062,906
                                                                 ============  ===========





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  JUNE 30,    DECEMBER 31,
                                                                    1998         1997
                                                                ------------- ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    142,538      137,564
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        153,633      350,052
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         45,687       46,088
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        263,250      519,413
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        605,108    1,053,117

Tenant security deposits . . . . . . . . . . . . . . . . . . .         10,150       14,800
Long-term debt, less current portion . . . . . . . . . . . . .      7,552,052    7,624,586
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,167,310    8,692,503

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,336,983    1,278,637
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                    1,087,983    1,029,637
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     89,277,694   87,877,386
    Cumulative cash distributions. . . . . . . . . . . . . . .   (197,588,680)(168,187,700)
                                                                 ------------  -----------
                                                                   27,340,094   55,340,766
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     28,428,077   56,370,403
                                                                 ------------  -----------
                                                                 $ 36,595,387   65,062,906
                                                                 ============  ===========



                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1998         1997        1998         1997
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,371,419    1,325,862   2,744,085    2,819,731
  Interest income. . . . . . . . . . . . .     286,284      257,001     771,292      509,433
                                           -----------   ----------  ----------   ----------
                                             1,657,703    1,582,863   3,515,377    3,329,164
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     137,263      139,614     275,130      279,790
  Depreciation . . . . . . . . . . . . . .       --         201,000       --         401,773
  Property operating expenses. . . . . . .     865,415      883,805   1,625,867    1,891,888
  Professional services. . . . . . . . . .      35,748        7,363      52,748        9,773
  Amortization of deferred expenses. . . .      12,174       12,178      24,348       24,379
  General and administrative . . . . . . .      71,284      141,088     223,946      250,256
                                           -----------   ----------  ----------   ----------
                                             1,121,884    1,385,048   2,202,039    2,857,859
                                           -----------   ----------  ----------   ----------
                                               535,819      197,815   1,313,338      471,305
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .      44,200      401,000     145,316      881,405
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $   580,019      598,815   1,458,654    1,352,710
                                           ===========   ==========  ==========   ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . $      3.72         3.84        9.34         8.66
                                           ===========   ==========  ==========   ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . $      6.00         6.00      196.00         6.00
                                           ===========   ==========  ==========   ==========


                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                          (UNAUDITED)

                                                                       1998          1997
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 1,458,654     1,352,710
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          401,773
    Amortization of deferred expenses. . . . . . . . . . . . . . .      24,348        24,379
    Partnership's share of operations of uncon-
      solidated ventures . . . . . . . . . . . . . . . . . . . . .    (145,316)     (881,405)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     (39,459)      122,311
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     420,505       279,182
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      30,426        31,563
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      11,599        16,209
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (196,419)      (51,052)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (401)         (374)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (256,163)     (333,833)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (4,650)       (3,600)
                                                                    ----------   -----------
        Net cash provided by (used in) operating activities. . . .   1,303,124       957,863
                                                                    ----------   -----------

Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .      (3,176)      (43,791)
  Partnership's distributions from unconsolidated ventures . . . .  11,545,487         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       --             (667)
                                                                    ----------   -----------
        Net cash provided by (used in) investing activities. . . .  11,542,311       (44,458)
                                                                    ----------   -----------





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .     (67,560)      (62,928)
  Distributions to limited partners. . . . . . . . . . . . . . . . (29,400,980)     (900,030)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . . (29,468,540)     (962,958)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . (16,623,105)      (49,553)

          Cash and cash equivalents, beginning of year . . . . . .  39,301,294    21,269,359
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 22,678,189    21,219,806
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    275,531       280,164
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========




















                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1998, the Partnership has previously committed to plans to sell or dispose of its remaining investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for this property and for properties sold or disposed of in the past two years were $838,472 and $261,255, respectively, for the six months ended June 30, 1998 and 1997. In addition, the accompanying consolidated financial statements include $145,316 and $881,405, respectively, of the Partnership's share of total operations of $336,124 and $2,034,109, respectively, for the three and six months ended June 30, 1998 and 1997 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties classified as held for sale at June 30, 1998 or sold or disposed of in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                    Unpaid at
                                                    June 30,
                              1998       1997         1998
                            --------   -------     ----------
Property management and
 leasing fees. . . . . . .  $ 61,987    63,260         --
Insurance commissions. . .     4,949     4,798         --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    60,096    26,382         5,358
                            --------   -------        ------
                            $127,032    94,440         5,358
                            ========   =======        ======

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,453,190 (approximately $70 per interest) of distributable cash has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the chart above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.

40 BROAD STREET

     On December 30, 1997, the Partnership, through a joint venture partnership (the "Affiliated Joint Venture") with JMB Income Properties, Ltd. - XII (a partnership sponsored by the Managing General Partner of the Partnership), sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling expenses and prorations). The sale resulted in a gain of $20,532,803 (predominantly due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $16,349,000) and a loss of $9,703,264 in 1997 for financial reporting and Federal income tax purposes, respectively, of which $6,432,431 of gain and $3,050,706 of loss was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires December 1, 1998. Although it is not expected, the Affiliated Joint Venture may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $1,500,000 in the aggregate, of which the Partnership's share is limited to $471,600.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 80%, only 64% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's anchor department store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

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

ROYAL EXECUTIVE PARK

     On December 19, 1997, the Partnership, through the Royal Executive Park joint venture, sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $37,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $10,736,881 and $28,437,135 for financial reporting and Federal income tax purposes, respectively, of which $7,252,278 and $12,360,718 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, the joint venture may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,000,000 in the aggregate, of which the Partnership's share is limited to approximately $456,000.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park and 40 Broad Street for the six months ended June 30, 1998 and 1997 is as follows:

                                    1998           1997
                                ----------      ---------
Total income . . . . . . . .    $  390,774      5,488,562
Expenses applicable to
 operations. . . . . . . . .        54,650      3,454,453
                                ----------      ---------
Net earnings . . . . . . . .    $  336,124      2,034,109
                                ==========      =========
Partnership's share
  of net earnings. . . . . .    $  145,316        881,405
                                ==========      =========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

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

     During 1997 and early 1998, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $100 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that approximately 6.41% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1998, the Partnership had cash and cash equivalents of approximately $22,678,000. Such funds are available for distributions to partners (as discussed below), for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and for potential liability related to representations made pursuant to sales of real estate investments in December 1997 as more fully described in the Notes.

     In May 1998, the Partnership made a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment property and the longer term capital requirements of the Partnership.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in escrow deposits and accrued real estate taxes at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the North Hills Mall investment property.

     The decrease in investment in unconsolidated ventures, at equity at June 30, 1998 as compared to December 31, 1997 is primarily due to the distribution to the venture partners in January 1998 of sale proceeds of approximately $33,155,000 relating to the sale of the 40 Broad Street investment property in December 1997, of which the Partnership's share was approximately $10,424,000. In addition, the decrease is also due to the distribution to the venture partners in January 1998 of remaining operating cash of approximately $2,369,000 at the Royal Executive Park investment property as a result of its sale in December 1997, of which the Partnership's share was approximately $1,182,000.

     The decrease in accounts payable at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments of certain recurring professional fees by the Partnership and certain property operating expenses at the North Hills Mall investment property.

     The increase in interest income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is primarily due to the temporary investment of sale proceeds relating to the sale in December 1997 of the Royal Executive Park and 40 Broad Street investment properties. Substantially all of such proceeds were distributed by the Partnership to the Limited Partners in February 1998.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the North Hills Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to a decrease in advertising expense at the North Hills Mall investment property due to the timing of promotional campaigns at the mall and also to a decrease in real estate taxes due to a successful appeal of such taxes in 1997.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the sale in December 1997 of the Royal Executive Park and 40 Broad Street investment properties. The Partnership's share of operations of unconsolidated ventures for the six months ended June 30, 1998 is primarily due to an adjustment of prorations in 1998 related to the sale of the Royal Executive Park investment property.


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1998.

                                            1997                         1998
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
North Hills Mall
  North Richland Hills,
  Texas (a). . . . . . . . .    84%      82%      81%       78%    78%    80%

-----------------


     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 68% at March 31, 1997, 69% at June 30, 1997, 67% at September 30, 1997, 67% at December 31,
1997, 65% at March 31, 1998 and 64% at June 30, 1998.



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


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: August 12, 1998