Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD X
filed 1998-11-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                  Commission File #0-12140




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3


Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations . . . . . . . . . . .     12




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     15


Item 6.  Exhibits and Reports on Form 8-K. . . . . .     16

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    1998         1997
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 22,914,560   39,301,294
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $189,000 in 1998
    and $100,112 in 1997 . . . . . . . . . . . . . . . . . . .      1,011,726      284,974
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         50,430       30,426
  Escrow deposits  . . . . . . . . . . . . . . . . . . . . . .        495,535      761,465
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .     24,472,251   40,378,159
                                                                 ------------  -----------

Investment property held for sale or disposition . . . . . . .     10,204,902   12,177,898
                                                                 ------------  -----------
Investment in unconsolidated ventures, at equity . . . . . . .        592,795   12,069,269
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        112,689      149,847
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        228,434      287,733
                                                                 ------------  -----------
                                                                 $ 35,611,071   65,062,906
                                                                 ============  ===========





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    1998         1997
                                                                ------------- ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    145,092      137,564
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        177,105      350,052
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         45,481       46,088
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        394,875      519,413
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        762,553    1,053,117

Tenant security deposits . . . . . . . . . . . . . . . . . . .         13,150       14,800
Long-term debt, less current portion . . . . . . . . . . . . .      7,514,807    7,624,586
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      8,290,510    8,692,503

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,292,683    1,278,637
    Cumulative cash distributions. . . . . . . . . . . . . . .       (250,000)    (250,000)
                                                                 ------------  -----------
                                                                    1,043,683    1,029,637
                                                                 ------------  -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs . . . . . . .    135,651,080  135,651,080
    Cumulative net earnings (losses) . . . . . . . . . . . . .     88,214,478   87,877,386
    Cumulative cash distributions. . . . . . . . . . . . . . .   (197,588,680)(168,187,700)
                                                                 ------------  -----------
                                                                   26,276,878   55,340,766
                                                                 ------------  -----------
        Total partners' capital accounts . . . . . . . . . . .     27,320,561   56,370,403
                                                                 ------------  -----------
                                                                 $ 35,611,071   65,062,906
                                                                 ============  ===========



                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1998         1997        1998         1997
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,820,932    1,359,509   4,565,017    4,179,240
  Interest income. . . . . . . . . . . . .     286,310      263,489   1,057,602      772,922
                                           -----------   ----------  ----------   ----------
                                             2,107,242    1,622,998   5,622,619    4,952,162
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     136,648      139,042     411,778      418,832
  Depreciation . . . . . . . . . . . . . .       --         201,164       --         602,937
  Property operating expenses. . . . . . .     807,498      832,890   2,433,365    2,724,778
  Professional services. . . . . . . . . .         130       10,107      52,878       19,880
  Amortization of deferred expenses. . . .      12,810       12,189      37,158       36,568
  General and administrative . . . . . . .      86,369       91,904     310,315      342,160
  Provision for value impairment . . . . .   2,095,000        --      2,095,000        --
                                           -----------   ----------  ----------   ----------
                                             3,138,455    1,287,296   5,340,494    4,145,155
                                           -----------   ----------  ----------   ----------
                                            (1,031,213)     335,702     282,125      807,007
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .     (76,303)     578,189      69,013    1,459,594
                                           -----------   ----------  ----------   ----------
        Net earnings (loss). . . . . . . . $(1,107,516)     913,891     351,138    2,266,601
                                           ===========   ==========  ==========   ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . $     (7.09)        5.85        2.25        14.51
                                           ===========   ==========  ==========   ==========
        Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . $     --           --         196.00         6.00
                                           ===========   ==========  ==========   ==========

                 See accompanying notes to consolidated financial statements.

                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                          (UNAUDITED)

                                                                       1998          1997
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $   351,138     2,266,601
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          602,937
    Amortization of deferred expenses. . . . . . . . . . . . . . .      37,158        36,568
    Provision for value impairment . . . . . . . . . . . . . . . .   2,095,000         --
    Partnership's share of operations of uncon-
      solidated ventures . . . . . . . . . . . . . . . . . . . . .     (69,013)   (1,459,594)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .    (726,752)      125,580
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     265,930       124,606
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (20,004)      (17,715)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      17,399        23,876
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (172,947)     (101,642)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (607)         (566)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (124,538)     (206,583)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (1,650)       (1,550)
                                                                    ----------   -----------
        Net cash provided by (used in) operating activities. . . .   1,651,114     1,392,518
                                                                    ----------   -----------

Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . .     (80,104)      (48,830)
  Partnership's distributions from unconsolidated ventures . . . .  11,545,487         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       --             (464)
                                                                    ----------   -----------
        Net cash provided by (used in) investing activities. . . .  11,465,383       (49,294)
                                                                    ----------   -----------





                                JMB INCOME PROPERTIES, LTD. - X
                                    (A LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1998           1997
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (102,251)      (95,240)
  Distributions to limited partners. . . . . . . . . . . . . . . . (29,400,980)     (900,030)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . . (29,503,231)     (995,270)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . (16,386,734)      347,954

          Cash and cash equivalents, beginning of year . . . . . .  39,301,294    21,269,359
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$ 22,914,560    21,617,313
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    412,385       419,398
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========




















                 See accompanying notes to consolidated financial statements.

                JMB INCOME PROPERTIES, LTD. - X
                    (A LIMITED PARTNERSHIP)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1998, the Partnership has previously committed to plans to sell or dispose of its remaining investment property.

Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for this property and for properties sold or disposed of in the past two years were $1,707,445 and $461,902, respectively, for the nine months ended September 30, 1998 and 1997. In addition, the accompanying consolidated financial statements include $69,013 and $1,459,594, respectively, of the Partnership's share of total operations of $176,622 and $3,365,179, respectively, for the nine months ended September 30, 1998 and 1997 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties classified as held for sale at September 30, 1998 or sold or disposed of in the past two years.

     In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the North Hills Mall investment property through future operations or sale, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1998 of $2,095,000. Such provision was recorded to reduce the net basis of the investment property to the estimated fair value, less estimated costs of sale.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                   Unpaid at
                                                 September 30,
                              1998       1997        1998
                            --------   -------   -------------
Property management and
 leasing fees. . . . . . .  $ 90,660    89,408          --
Insurance commissions. . .    11,491    11,267          --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    83,865    71,572        13,953
                            --------   -------        ------
                            $186,016   172,247        13,953
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

NORTH HILLS MALL

     The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store. Based upon discussions with a number of major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term. Additionally, as a result of poor sales a major tenant in the mall, who operated the cinema, was able to terminate its lease. For this right, the tenant was required to pay a termination fee of approximately $797,000. The tenant ceased operations in September 1998, and the Partnership received the fee early in the fourth quarter of 1998.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) has begun construction on a major redevelopment that would increase its mall space as well as add two new anchor department stores. Completion is expected sometime in 2000. Nordstrom's department store and Saks Fifth Avenue Department Store have committed to be two of those anchor stores. Northeast already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 69%, only 51% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's anchor department store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

     The Partnership had considered various alternatives for the redevelopment of the property to co-exist with the increased competition. Due to competitive pressures in the marketplace, the Partnership has been unable to finalize a redevelopment plan. Given the complexity of a redevelopment, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs in the near term, it was determined that it would be better for a buyer with a longer-term ownership perspective to undertake a redevelopment.

     As the Partnership had committed to a plan to sell or dispose of the property, North Hills Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date. The Partnership has been marketing the property for sale. In November 1998, the Partnership entered into a non-binding letter of intent to sell the North Hills Mall. The prospective purchaser is currently conducting its due diligence review with respect to the property and is expected to complete such review in December 1998. A sale of the property at the proposed terms would result in no gain to the Partnership for financial reporting purposes and a gain for Federal income tax purposes. The letter of intent executed by the Partnership and the prospective purchaser is non-binding and consummation of the proposed transaction is subject to the satisfaction of various conditions. Therefore, there can be no assurance that a sale of the property will be consummated on any terms. Additionally, if the sale is completed, and subject to the timing of such sale, the affairs of the Partnership are expected to be wound up in the 1998 time frame, barring unforeseen economic developments.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park and 40 Broad Street for the nine months ended September 30, 1998 and 1997 is as follows:

                                    1998           1997
                                ----------      ---------
Total income . . . . . . . .    $  426,402      8,604,832
Expenses applicable to
 operations. . . . . . . . .       249,780      5,239,653
                                ----------      ---------
Net earnings . . . . . . . .    $  176,622      3,365,179
                                ==========      =========
Partnership's share
  of net earnings. . . . . .    $   69,013      1,459,594
                                ==========      =========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     During 1997 and 1998, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $100 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Certain of such offers have expired and one other is currently scheduled to expire in November 1998. As of the date of this report, the Partnership is aware that approximately 6.68% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership had cash and cash equivalents of approximately $22,915,000. Such funds are available for distributions to partners (as discussed below), for working capital requirements including tenant and capital improvements, to the extent not funded from future operations, and for potential liability related to representations made pursuant to sales of real estate investments in December 1997 as more fully described in the Notes.

     In May 1998, the Partnership made a semi-annual distribution of cash generated from operations of $6 per Interest. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment property and the longer term capital requirements of the Partnership. Additionally, the Partnership currently expects to distribute approximately $16,500,000 ($110 per Interest) of previously undistributed sales proceeds. This distribution is expected to be made in the fourth quarter of 1998 with the semi-annual distribution of cash generated from operations of $6 per interest.

     After reviewing the North Hills Mall investment property and the marketplace in which it operates the General Partners of the Partnership expect to sell the North Hills Mall investment property as quickly as practicable. As reported above, the Partnership has a non-binding letter of intent to sell such property potentially by the end of 1998. In conjunction with the sale, the Partnership may contract to certain representations and warranties that may extend beyond the end of 1998. Assuming the Partnership is successful in selling the property, the General Partners potentially could terminate the affairs of the Partnership by the end of 1998, barring unforeseen economic developments.

     In connection with the planned liquidation and termination of the Partnership, the Managing General Partner may cause the formation of a liquidating trust on or before December 31, 1998, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 and the related increase in rental income for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to a lease termination fee related to a tenant vacating its space at the North Hills Mall in the third quarter of 1998.

     The decrease in escrow deposits and accrued real estate taxes at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the North Hills Mall investment property.

     The decrease in investment property held for sale and accrued rents receivable at September 30, 1998 as compared to December 31, 1997 and the provision for value impairment for the three and nine months ended September 30, 1998 is due to recording a provision to reduce the carrying value of the North Hills Mall.

     The decrease in investment in unconsolidated ventures, at equity at September 30, 1998 as compared to December 31, 1997 is primarily due to the distribution to the venture partners in January 1998 of sale proceeds of approximately $33,155,000 relating to the sale of the 40 Broad Street investment property in December 1997, of which the Partnership's share was approximately $10,424,000. In addition, the decrease is also due to the distribution to the venture partners in January 1998 of remaining operating cash of approximately $2,369,000 at the Royal Executive Park investment property as a result of its sale in December 1997, of which the Partnership's share was approximately $1,182,000.

     The decrease in accounts payable at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments of certain recurring professional fees by the Partnership and certain property operating expenses at the North Hills Mall investment property.

     The increase in interest income for the nine months ended
September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the temporary investment of sale proceeds relating to the sale in December 1997 of the Royal Executive Park and 40 Broad Street investment properties. Substantially all of such proceeds were distributed by the Partnership to the Limited Partners in February 1998.

     The decrease in depreciation expense for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the North Hills Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to a decrease in advertising expense at the North Hills Mall investment property due to the timing of promotional campaigns at the mall and also to a decrease in real estate taxes due to a successful appeal of such taxes in 1997.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the sale in December 1997 of the Royal Executive Park and 40 Broad Street investment properties. The Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 1998 is primarily due to certain unanticipated costs incurred in 1998 related to the sale of the Royal Executive Park investment property.


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1998.

                                            1997                         1998
                         --------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
North Hills Mall
  North Richland Hills,
  Texas (a). . . . . . . . .    84%      82%      81%       78%    78%    80%     69%

-----------------


     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 68% at March 31, 1997, 69% at June 30, 1997, 67% at September 30, 1997, 67% at December 31,
1997, 65% at March 31, 1998, 64% at June 30, 1998 and 51% at September 30, 1998.



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


              JMB INCOME PROPERTIES, LTD. - X

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Senior Vice President
                   Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   By:   GAILEN J. HULL
                         Gailen J. Hull, Principal Accounting Officer
                   Date: November 11, 1998