Form 10-Q/A
period 1998-09-30
JMB INCOME PROPERTIES LTD X
filed 1998-11-24
CIK 719244

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



     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 1998 on Form 10-Q as set forth in the pages attached hereto:

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          Pages 12 through 14



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



Dated:  November 24, 1998

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

     In May 1998, the Partnership made a semi-annual distribution of cash generated from operations of $6 per Interest. Additionally, the Partnership currently expects to make a semi-annual distribution of cash generated from operations of $6 per Interest in the fourth quarter of 1998.

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