Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD X
filed 1999-03-30
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1998                     Commission file no. 0-12140



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

                              TABLE OF CONTENTS



                                                              Page
                                                              ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .   6

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .   6


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and Related
              Security Holder Matters. . . . . . . . . . . . .   6

Item 6.       Selected Financial Data. . . . . . . . . . . . .   7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .  12

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .  16

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .  17

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .  41


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .  41

Item 11.      Executive Compensation . . . . . . . . . . . . .  44

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .  45

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .  46


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .  46


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  48

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

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture interests. The Partnership has one remaining real property investment located in North Richland Hills, Texas. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs in the near future, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                         DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE       PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------          ----------    --------   ----------------------         ---------------------
1. Pylon Plaza,
    Phase I & II
    office building
    Boca Raton,
    Florida. . . . . . .          49,400      10/12/83          Phase I                 fee ownership of land and
                                  sq.ft.                        8/9/90                  improvements
                                  n.r.a.                        Phase II
                                                                12/9/91
2. North Hills Mall
    shopping center
    North Richland
    Hills, Texas . . . .         221,000
                                  sq.ft.      10/19/83            12%                   fee ownership of land and
                                  g.l.a.                                                improvements (b)(e)(f)
3. Pasadena Town Square
    shopping center
    Pasadena, Texas. . .         245,000
                                  sq.ft.      10/19/83           10/3/95                fee ownership of land and
                                  g.l.a.                                                improvements
4. Collin Creek Mall
    shopping center
    Plano, Texas . . . .         332,000
                                  sq.ft.      10/19/83          12/29/94                fee ownership of land and
                                  g.l.a.                                                improvements
5. Animas Valley Mall
    shopping center
    Farmington,
    New Mexico . . . . .         460,000
                                  sq.ft.      10/24/83           6/30/95                fee ownership of land and
                                  g.l.a.                                                improvements (through joint
                                                                                        venture partnership)
6. Royal Executive Park
    office complex
    Rye Brook,
    New York . . . . . .         270,000
                                  sq.ft.      12/16/83          12/19/97                fee ownership of land and
                                  n.r.a.                                                improvements (through joint
                                                                                        venture partnership) (c)(d)




                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
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
                                  sq.ft.      12/31/85          12/30/97                fee ownership of land and
                                  n.r.a.                                                improvements (through joint
                                                                                        venture partnership) (c)(d)

-----------------------

  (a) The computation of this percentage for the property held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

  (b) Reference is made to the Notes and to Item 8 - Schedule III for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

  (c) Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership has made this real property investment.

  (d) Reference is made to the Notes for a description of the sale of this real property investment.

  (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investment is subject to competition from similar types of properties (including, properties owned by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the one investment property held at December 31, 1998 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1998.

     The Partnership has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                                   1997                        1998
                                                         -------------------------   -------------------------
                                  Principal              At     At     At      At     At     At     At     At
                                  Business              3/31   6/30   9/30   12/31   3/31   6/30   9/30  12/31
                                  -------------         ----   ----   ----   -----   ----   ----  -----  -----
North Hills Mall
  North Richland Hills,
  Texas (a). . . . . . . . . .    Retail                 84%    82%    81%     78%    78%    80%    69%    76%

--------------------

     Reference is made to Item 6, Item 7 and the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 68% at March 31, 1997, 69% at June 30, 1997, 67% at September 30, 1997 and 67% at
December 31, 1997, 65% at March 31, 1998, 64% at June 30, 1998, 51% at September 30, 1998 and 50% at December 31,
1998.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscal years 1997 or 1998.




                                   PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 13,424 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                              YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 and 1994
                                    (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1998            1997           1996           1995           1994
                              -----------     -----------    -----------    ------------   ------------
Total income . . . . . . . .  $  6,960,173      6,794,437      7,464,271      15,186,857     29,251,376
                              ============    ===========    ===========     ===========    ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties
 and extraordinary items . .  $ (2,244,770)     3,240,011     (3,514,561)     (7,313,908)    (6,055,842)
Partnership's share of
 gain on sale of invest-
 ment properties of uncon-
 solidated ventures. . . . .         --        13,684,709          --              --             --
Gains on sale of interest
  in unconsolidated
  venture and disposi-
  tion of investment
  properties . . . . . . . .         --             --            50,826       3,832,429     64,571,942
Extraordinary items. . . . .         --             --             --          3,934,532          --
                              ------------    -----------    -----------     -----------    -----------
Net earnings (loss). . . . .  $ (2,244,770)    16,924,720     (3,463,735)        453,053     58,516,100
                              ============    ===========    ===========     ===========    ===========




                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                              YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                    (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1998            1997           1996           1995           1994
                              -----------     -----------    -----------    ------------   ------------

Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before gains on sale
   or disposition of
   investment properties
   and extraordinary
   items . . . . . . . . . .  $     (14.37)         20.74         (22.49)        (46.81)         (38.76)
  Partnership's share of
    gain on sale of invest-
    ment properties of un-
    consolidated ventures. .         --             90.32          --              --             --
  Gains on sale of interest
    in unconsolidated
    venture and disposi-
    tion of investment
    properties . . . . . . .         --             --               .34           25.29         426.16
  Extraordinary items. . . .         --             --             --              25.97          --
                              ------------    -----------    -----------     -----------    -----------
Net earnings (loss). . . . .  $     (14.37)        111.06         (22.15)           4.45         387.40
                              ============    ===========    ===========     ===========    ===========
Total assets . . . . . . . .  $ 15,623,140     65,062,906     50,071,138      56,832,712    170,327,264
Long-term debt . . . . . . .  $  7,476,895      7,624,586      7,762,151       7,890,281          --
Cash distributions
  per Interest (c) . . . . .  $     312.00          12.00          16.00          466.00          16.00
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




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998

Property
--------

North Hills
Mall                a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                        GLA
                                                   Occupancy Rate        Avg. Base Rent Per
                           December 31,                 (1)              Square Foot (2)
                           ------------            --------------        ------------------

                                 1994. . . . . .         95%                 $15.94
                                 1995. . . . . .         92%                  15.27
                                 1996. . . . . .         88%                  15.07
                                 1997. . . . . .         78%                  15.06
                                 1998. . . . . .         76%                  11.57

                                 (1)  The percentage represents physical occupancy which includes temporary tenants.
                                 (2)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                     Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants         Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------         -----------  ---------   ---------------  -----------------

                            No tenant comprises
                            more than 10% of the
                            GLA at the property.


                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the North Hills Mall:

                                                                                  Annualized         Percent of
                                              Number of          Approx. Total    Base Rent          Total 1998
                            Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                            December 31,      Leases                Leases (1)    Leases             Expiring
                            ------------      ---------         ---------------   -----------        ----------
                               1999                 8                15,614           279,169               14%
                               2000                 3                 7,098           163,000                8%
                               2001                 4                10,048           168,174                9%
                               2002                 4                 7,099           177,869                9%
                               2003                 4                 9,638           139,338                7%
                               2004                 4                17,485           261,103               14%
                               2005                 5                10,421           292,394               15%
                               2006                 2                 2,764           101,500                5%
                               2007                 1                   422            24,358                1%
                               2008                 1                 7,563           132,353                7%

                               (1)  Excludes leases that expire in 1999 for which renewal leases or leases with replacement tenants have been executed as of January 5, 1999.


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

     The board of directors of JMB Realty Corporation ("JMB"), the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During 1996, 1997 and 1998, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $100 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that approximately 6.84% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1998, the Partnership had cash and cash equivalents of approximately $7,108,000. Such funds are available for distributions to partners, and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations. The Partnership has currently budgeted in 1999 approximately $12,000 for tenant improvements and other capital expenditures. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through existing working capital, net cash generated by the Partnership's investment property and through the sale of such investment. The Partnership's mortgage obligation for North Hills Mall is a separate non-recourse loan secured individually by the property and the Partnership is not personally liable for the payment of the mortgage indebtedness.

     Commencing in 1996, in an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of available operating cash flow in May and November of each year. In May and November 1998, the Partnership paid an operating distribution of $900,030 ($6 per Interest) to the Limited Partners. In February 1998, the Partnership made a distribution of sale proceeds related to the sale of Royal Executive Park I and 40 Broad Street office buildings of $28,500,950 ($190 per Interest) to the Limited Partners. In December 1998, the Partnership made an additional distribution of sales proceeds of $16,500,550 ($110 per Interest) to the Limited Partners. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment property and the longer term capital requirements of the Partnership.

     NORTH HILLS MALL

     Occupancy of the center at the end of the year was 76%. Included in this occupancy are temporary tenants that occupy approximately 26% of the center's leasable square footage. The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store.

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

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center), has begun construction on a major redevelopment which would increase its mall space as well as add two new anchor department stores. Completion is expected sometime in 2000. Nordstrom's department store and Saks Fifth Avenue Department Store have committed to be those anchor stores. Northeast Mall already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 76%, only 50% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

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

     As previously reported, the Partnership had entered into, in November 1998, a non-binding letter of intent to sell the North Hills Mall. The prospective purchaser and the Partnership were unable to complete negotiations on a definitive sales agreement and terminated further discussions. Although the Partnership continues to market the property for sale, there can be no assurance that any satisfactory sales transaction will be completed. If the Partnership is unsuccessful in its efforts to sell the property, it is unlikely that the Partnership will commit any funds for operating deficits. This could result in the Partnership no longer having an ownership interest in the Property. Such action would result in the Partnership recognizing a loss for Federal income tax purposes and little if any gain for financial reporting purposes with no distributable proceeds.

     GENERAL

     Due to the factors outlined above, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Nonetheless, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

     In connection with the planned liquidation and termination of the Partnership, the Managing General Partner may cause the formation of a liquidating trust on or before December 31, 1999, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

     RESULTS OF OPERATIONS

     The decrease in escrow deposits at December 31, 1998 as compared to December 31, 1997 is primarily due to a refund received in 1998 of excess amounts that had been escrowed for real estate taxes at the North Hills Mall.

     The decrease in investment property held for sale or disposition at December 31, 1998 as compared to December 31, 1997 is primarily due to the recording of provisions to reduce the carrying value of the North Hills Mall. Such provisions aggregated $5,037,000.

     The decrease in the Partnership's investment in unconsolidated ventures at December 31, 1998 as compared to December 31, 1997 is primarily due to the sale in 1997 of the Royal Executive Park and 40 Broad Street investment properties. The balance at December 31, 1997 consisted primarily of undistributed sale proceeds relating to the sale of the 40 Broad Street investment property, which were distributed to the venture partners in January 1998.

     The decrease in accounts payable at December 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for certain recurring professional fees by the Partnership.

     The decrease in rental income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and the year ended
December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to a decrease in occupancy and the re-negotiation of tenant leases that provide for a percent of tenant sales paid in lieu of base rent and recoverable charges. Additionally, the decrease in rental income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is partially offset by a lease termination fee of approximately $797,000 received from a major tenant at the North Hills Mall in the fourth quarter of 1998.

     The increase in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the temporary investment of sale proceeds relating to the sales in December 1997 of the Royal Executive Park and 40 Broad St. investment properties. Substantially all of such proceeds were distributed by the Partnership to the Limited Partners in February 1998.

     The decrease in depreciation for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and the year ended
December 31, 1997 as compared to December 31, 1996 is primarily due to the North Hills Mall investment property being identified as held for sale or disposition as of September 30, 1997 and, therefore, not longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the year ended December 31, 1998 as compared to December 31, 1997 is primarily due to the cancellation of a maintenance contract and a decrease in real estate taxes resulting from a lower assessed value of the North Hills Mall. This decrease and the decrease for the year ended December 31, 1997 as compared to December 31, 1996 is also the result of the property incurring lower expenses as a result of lower tenant occupancies.

     The decrease in general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in administrative costs being incurred by the Partnership due to the sale of Royal Executive Park I and 40 Broad St investment properties. The increase in general and administrative expenses for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to an increase in reimbursable expenses to affiliates of the General Partners in 1997 and an increase in administrative expenses incurred in 1997 in connection with tender offer matters.

     The provision for value impairment of $5,037,000 for the year ended December 31, 1998 and $5,700,000 for the year ended December 31, 1996 is due to the reduction of the net carrying value of the North Hills Mall as of December 31, 1998 and December 31, 1996, respectively.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the sale of Royal Executive Park and 40 Broad Street Investment properties in 1997. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the years ended December 31, 1996 is primarily due to the Royal Executive Park investment property being identified as held for sale or disposition as of December 31, 1996, and the 40 Broad Street investment property being identified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to depreciation beyond such dates. In addition, the increase is due to higher tenant occupancies in 1997 at the Royal Executive Park and 40 Broad Street investment properties.

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

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination date, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - X
                           (A LIMITED PARTNERSHIP)



                                    INDEX


Independent Auditors' Report
Balance Sheets, December 31, 1998 and 1997
Statements of Operations, years ended December 31, 1998, 1997 and 1996 Statements of Partners' Capital Accounts, years ended
  December 31, 1998, 1997 and 1996
Statements of Cash Flows, years ended December 31, 1998, 1997 and 1996 Notes to Financial Statements

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

                        INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - X:

     We have audited the financial statements of JMB Income Properties, Ltd. - X (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - X as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996, the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                                  KPMG LLP


Chicago, Illinois
March 15, 1999

                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                                   BALANCE SHEETS
                                             DECEMBER 31, 1998 AND 1997

                                                       ASSETS
                                                       ------
                                                                                   1998               1997
                                                                               ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $  7,107,865        39,301,294
  Rents and other receivables, net of allowance for doubtful
    accounts of $67,092 in 1998 and $100,112 in 1997 . . . . . . . . . . .          248,034           285,974
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,684            30,426
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          650,110           761,465
                                                                               ------------       -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . .        8,037,693        40,379,159
                                                                               ------------       -----------

Investment property held for sale or disposition . . . . . . . . . . . . .        7,221,002        12,177,898
                                                                               ------------       -----------

Investments in unconsolidated ventures, at equity. . . . . . . . . . . . .           --            12,068,269
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,910           149,847
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .          264,535           287,733
                                                                               ------------       -----------

                                                                               $ 15,623,140        65,062,906
                                                                               ============       ===========





                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS - CONTINUED


                                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                     ------------------------------------------

                                                                                   1998               1997
                                                                               ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $   147,692           137,564
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          186,550           350,052
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           45,271            46,088
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .          426,509           519,413
                                                                               ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .          806,022         1,053,117
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .           16,150            14,800

Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .        7,476,895         7,624,586
                                                                               ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        8,299,067         8,692,503
                                                                               ------------       -----------
Partners' capital accounts:
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        1,188,846         1,278,637
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .         (250,000)         (250,000)
                                                                               ------------       -----------
                                                                                    939,846         1,029,637
                                                                               ------------       -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .      135,651,080       135,651,080
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .       85,722,407        87,877,386
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .     (214,989,260)     (168,187,700)
                                                                               ------------       -----------
                                                                                  6,384,227        55,340,766
                                                                               ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . .        7,324,073        56,370,403
                                                                               ------------       -----------

                                                                               $ 15,623,140        65,062,906
                                                                               ============       ===========


                                   See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                1998              1997              1996
                                                            ------------      ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .       $ 5,638,135         5,709,682         6,430,478
  Interest income. . . . . . . . . . . . . . . . . . .         1,322,038         1,084,755         1,033,793
                                                             -----------       -----------       -----------
                                                               6,960,173         6,794,437         7,464,271
                                                             -----------       -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .           547,802           557,291           566,130
  Depreciation . . . . . . . . . . . . . . . . . . . .             --              602,937           793,548
  Property operating expenses. . . . . . . . . . . . .         3,189,269         3,640,879         3,881,155
  Professional services. . . . . . . . . . . . . . . .           103,411           176,831           222,333
  Amortization of deferred expenses. . . . . . . . . .            49,937            48,758            55,994
  General and administrative . . . . . . . . . . . . .           395,758           461,020           342,253
  Provisions for value impairment. . . . . . . . . . .         5,037,000             --            5,700,000
                                                             -----------       -----------       -----------
                                                               9,323,177         5,487,716        11,561,413
                                                             -----------       -----------       -----------
                                                              (2,363,004)        1,306,721        (4,097,142)
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . .           118,234         1,933,290           582,581
                                                             -----------       -----------       -----------
Earnings (loss) before gains on sale of investment
  properties . . . . . . . . . . . . . . . . . . . . .        (2,244,770)        3,240,011        (3,514,561)
Partnership's share of gain on sale of investment
  properties of unconsolidated ventures. . . . . . . .             --           13,684,709              --
Gain on sale of investment property. . . . . . . . . .             --                --               50,826
                                                             -----------       -----------       -----------

                Net earnings (loss). . . . . . . . . .       $(2,244,770)       16,924,720        (3,463,735)
                                                             ===========       ===========       ===========





                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS - CONTINUED



                                                                1998              1997              1996
                                                            ------------      ------------      ------------
Net earnings (loss) per limited partnership
  interest:
     Earnings (loss) before gains on sale
       of investment property. . . . . . . . . . . . .      $     (14.37)            20.74            (22.49)
     Partnership's share of gain on sale of
       investment properties of unconsolidated
       ventures. . . . . . . . . . . . . . . . . . . .             --                90.32             --
     Gains on sale of investment property. . . . . . .             --                --                  .34
                                                             -----------       -----------       -----------
                Net earnings (loss). . . . . . . . . .       $    (14.37)           111.06            (22.15)
                                                             ===========       ===========       ===========




























                                   See accompanying notes to financial statements


                                              JMB INCOME PROPERTIES, LTD. - X
                                                  (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
                                                                        CONTRI-
                                                                        BUTIONS
                              NET                                       NET OF        NET
                CONTRI-     EARNINGS       CASH                        OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS     TOTAL          COSTS        (LOSS)     DISTRIBUTIONS     TOTAL
                -------   ----------   -------------  -----------    -----------   ----------   -------------  ----------

Balance
 at Decem-
 ber 31,
 1995. . . . .   $1,000    1,152,263       (250,000)     903,263     135,651,080   74,542,775   (163,987,560)  46,206,295

Cash distri-
 butions
 ($16.00 per
 limited
 partnership
 interest) . .     --          --             --           --              --           --        (2,400,080)  (2,400,080)
Net earnings
 (loss). . . .     --       (140,074)         --        (140,074)          --      (3,323,661)         --      (3,323,661)
                 ------    ---------     ----------    ---------     -----------   ----------    -----------   ----------

Balance
 at Decem-
 ber 31,
 1996. . . . .    1,000    1,012,189       (250,000)     763,189     135,651,080   71,219,114   (166,387,640)  40,482,554

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --          --             --           --             --            --        (1,800,060)  (1,800,060)
Net earnings
 (loss). . . .     --        266,448          --         266,448          --       16,658,272          --      16,658,272
                 ------    ---------     ----------    ---------     -----------   ----------    -----------   ----------




                                              JMB INCOME PROPERTIES, LTD. - X
                                                  (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
-
                                                                       CONTRI-
                                                                       BUTIONS
                              NET                                      NET OF         NET
                CONTRI-     EARNINGS       CASH                       OFFERING      EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS     TOTAL         COSTS         (LOSS)     DISTRIBUTIONS     TOTAL
                -------   ----------   -------------   ---------    -----------    ----------   -------------  ----------

Balance
 at Decem-
 ber 31,
 1997. . . . .    1,000    1,278,637       (250,000)   1,029,637    135,651,080    87,877,386   (168,187,700)  55,340,766

Cash distri-
 butions
 ($312.00 per
 limited
 partnership
 interest) . .     --          --             --           --             --            --       (46,801,560) (46,801,560)
Net earnings
 (loss). . . .     --        (89,791)         --         (89,791)         --       (2,154,979)         --      (2,154,979)
                 ------    ---------     ----------    ---------    -----------    ----------    -----------   ----------

Balance
 at Decem-
 ber 31,
 1998. . . . .   $1,000    1,188,846       (250,000)     939,846    135,651,080    85,722,407   (214,989,260)   6,384,227
                 ======    =========     ==========    =========    ===========    ==========    ===========   ==========











                                      See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                  1998             1997               1996
                                                              -----------       -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $(2,244,770)       16,924,720        (3,463,735)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .            --              602,937           793,548
    Amortization of deferred expenses. . . . . . . . . .           49,937            48,758            55,994
    Provisions for value impairment. . . . . . . . . . .        5,037,000             --            5,700,000
    Partnership's share of operations of
      unconsolidated ventures, net of  distributions . .         (118,234)       (1,933,290)          (48,101)
    Partnership's share of gain on sale of invest-
      ment properties of unconsolidated ventures . . . .            --          (13,684,709)            --
    Gain on sale of investment property. . . . . . . . .            --                --              (50,826)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .           37,940            15,733           184,371
    Prepaid expenses . . . . . . . . . . . . . . . . . .           (1,258)            1,137            (1,921)
    Escrow deposits. . . . . . . . . . . . . . . . . . .          111,355           (40,114)           51,480
    Accrued rents receivable . . . . . . . . . . . . . .           23,198            31,834            29,775
    Accounts payable . . . . . . . . . . . . . . . . . .         (163,502)           63,370           115,660
    Accrued interest . . . . . . . . . . . . . . . . . .             (817)             (761)         (492,493)
    Accrued real estate taxes. . . . . . . . . . . . . .          (92,904)          (68,920)          (29,923)
    Tenant security deposits . . . . . . . . . . . . . .            1,350             1,550            (3,250)
                                                             ------------       -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        2,639,295         1,962,245         2,840,579
                                                             ------------       -----------       -----------
Cash flows from investing activities:
  Cash sales proceeds from sale of investment
    properties, net of selling expenses. . . . . . . . .            --                --              541,650
  Additions to investment properties
    (net of changes in related payables) . . . . . . . .          (80,104)          (65,672)         (548,309)
  Partnership's distributions from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . .       12,241,106        18,064,018             --
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . . .          (54,603)            --              (62,880)
  Payment of deferred expenses . . . . . . . . . . . . .            --                 (465)          (45,735)
                                                             ------------       -----------       -----------




                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998             1997              1996
                                                              -----------       -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .       12,106,399        17,997,881          (115,274)
                                                             ------------       -----------       -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . .            --                --             (378,034)
  Principal payments on long-term debt . . . . . . . . .         (137,563)         (128,131)         (109,719)
  Distributions to limited partners. . . . . . . . . . .      (46,801,560)       (1,800,060)       (2,400,080)
                                                             ------------       -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (46,939,123)       (1,928,191)       (2,887,833)
                                                             ------------       -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .      (32,193,429)       18,031,935          (162,528)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       39,301,294        21,269,359        21,431,887
                                                             ------------       -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  7,107,865        39,301,294        21,269,359
                                                             ============       ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $    548,619           558,052         1,058,623
                                                             ============       ===========       ===========

















                                   See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - X
                           (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1998, 1997 AND 1996



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership owns a shopping center in North Richland Hills, Texas.

Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs in the near future, barring unforeseen economic circumstances.

     The accompanying financial statements include only the accounts of the Partnership. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's venture interests in Royal Executive Park - I ("Royal Executive Park") and JMB-40 Broad Street Associates ("Broad Street"). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive Park or of Broad Street.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the years ended December 31, 1998 and 1997 is summarized as follows:



                                                        1998                                  1997
                                          ------------------------------       ------------------------------
                                                              TAX BASIS                            TAX BASIS
                                           GAAP BASIS        (UNAUDITED)        GAAP BASIS        (UNAUDITED)
                                          ------------       -----------       ------------       -----------
Total assets . . . . . . . . . . . .       $15,623,140        23,884,767        65,062,906        69,319,908

Partners' capital accounts
  (deficits):
     General partners. . . . . . . .           939,846           321,092         1,029,637           260,315
     Limited partners. . . . . . . .         6,384,227        23,517,596        55,340,766        68,860,500

Net earnings (loss):
     General partners. . . . . . . .           (89,791)           60,777           266,448            99,221
     Limited partners. . . . . . . .        (2,154,979)        1,458,656        16,658,272         9,363,816

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .            (14.37)             9.72            111.06             62.42
                                           ===========        ==========       ===========       ===========



     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (150,005).

     Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform with the 1998 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,866,571 and $39,141,201 at December 31, 1998 and 1997, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership had acquired, either directly or through joint venture arrangements, interests in three office buildings and five shopping centers. Seven investment properties have been sold or disposed of by the Partnership. The remaining investment property owned at December 31, 1998 is in operation. The cost of the investment property represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the investment properties has been provided over the estimated useful lives of the various components as follows:

                                                         YEARS
                                                         -----

                Improvements--straight line. . . .        30
                Personal property--straight line .         5
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

     The results of operations for the investment property held for sale or disposition as of December 31, 1998 were ($3,136,462), $939,683 and ($4,779,938), respectively, for the years ended December 31, 1998, 1997 and 1996. In addition, the accompanying financial statements include $118,234, $1,933,290 and $582,581, respectively, of the Partnership's share of total property operations of $313,262, $4,004,974 and $1,382,349 of unconsolidated properties sold or disposed of in the past three years.

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

     In November 1995, the Partnership refinanced the mortgage loan (with a then outstanding balance of $6,972,974) with a new lender. The new mortgage loan had an original principal balance of $8,000,000 and monthly principal and interest payments of $57,182, which are based upon an interest rate per annum of 7.125% and a 25-year amortization schedule, through January 1, 2001 when the remaining principal balance of $7,318,330 is due and payable.

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

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) has begun construction on a major redevelopment which would increase its mall space as well as add two new anchor department stores. Completion is expected sometime in 2000. Nordstrom's department store and Saks Fifth Avenue Department Store have committed to be those anchor stores. Northeast already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 76%, only 50% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center. The Partnership had considered various alternatives for the redevelopment of the property to co-exist with the increased competition. Due to competitive pressures in the marketplace, the Partnership has been unable to finalize a redevelopment plan. Given the complexity of a redevelopment, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs in the near term, it was determined that it would be better for a buyer with a longer-term ownership perspective to undertake a redevelopment.

     In November 1998, the Partnership had entered into a non-binding letter of intent to sell the North Hills Mall. The prospective purchaser and the Partnership were unable to complete negotiations on a definitive sales agreement and terminated further discussions. Although the Partnership continues to market the property for sale, there can be no assurance that any satisfactory sales transaction will be completed. If the Partnership is unsuccessful in its efforts to sell the property, it is unlikely that the Partnership will commit any funds for operating deficits.

This could result in the Partnership no longer having an ownership interest in the Property. Such action would result in the Partnership recognizing a loss for Federal income tax purposes and little if any gain for financial reporting purposes with no distributable proceeds.

     Due to the property and anticipated market conditions outlined above, there was uncertainty about the Partnerships ability to recover the net carrying value of the North Hills Mall investment property through future operations and sale. Therefore, as of December 31, 1996, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $5,700,000. Such provision was recorded to reflect the then estimated fair value of the property based upon an analysis of the property's discounted estimated future cash flows over the projected holding period. Additionally, in 1998, the Partnership recorded value impairments of $2,095,000 and $2,942,000 at September 30, and December 31, respectively. Such provisions were recorded to reduce the net basis of the investment property to the estimated fair value, less costs of sale. There can be no assurance that the estimated fair value of the property would ultimately be realized by the Partnership in any future sale or disposition transaction.

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

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1998 is no longer a party to the Royal Executive Park and 40 Broad Street joint venture agreements.

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

     Annual cash flow was distributed 49.9% to the Partnership and 50.1% to the joint venture partner. However, since the joint venture partner did not receive $2,605,200 of cash flow for each of the initial five years, the joint venture partner was entitled to receive such deficiency, up to $400,000 from annual cash flow, if any, available for distribution to the partners after the Partnership and the joint venture partners had received $2,594,800 and $2,605,200, respectively, per annum. Operating profits and losses were generally allocated to the joint venture partners in the same ratio that annual cash flow was distributed to the partners.

     The joint venture agreement further provided that proceeds from sale or refinancing of the complex would be distributed 49.9% to the Partnership and 50.1% to the joint venture partner.

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

     In response to the uncertainty of the Partnership's ability to recover the next carrying value of the Royal Executive Park joint venture investment through future operations and sale during the estimated holding period, as of September 30, 1995, the Partnership recorded as a matter of prudent accounting practice, a provision for value impairment of such investment of $9,300,000. Such provisions were recorded to reduce the net carrying value of the joint venture investment to its then estimated fair value. As the joint venture had committed to a plan to sell or dispose of the property, the Royal Executive Park office building was classified as held for sale as of December 31, 1996 and, therefore, had not been subject to continued depreciation beyond that date.

     On December 19, 1997, the Partnership, through the Royal Executive Park joint venture, sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $37,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $10,736,881 and $28,437,135 for financial reporting and Federal income tax purposes, respectively, of which $7,252,278 and $12,360,718 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period which expired on November 15, 1998 with no liability to the Partnership.

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

     The joint venture determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground. The joint venture believed that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture received a cost estimate of approximately $200,000 for remediation of the contaminated soil, of which approximately $87,000 was incurred through the date of sale. As part of the sale agreement discussed above, the purchaser is required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil.

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

     The Partnership was allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which is 31.44%. The Partnership and JMB Income - XII were current with respect to their required capital contributions to 40 Broad Street.

     The property was managed by an unaffiliated third party for a fee calculated as 2% of gross receipts of the property.

     On December 30, 1997, the Partnership, through the Affiliated Joint Venture, sold the land, building, related improvements and personal property of the 40 Broad Street office building to an unaffiliated third party for a sale price of $34,735,000 (before selling expenses and prorations). The sale resulted in a gain of $20,532,803 (predominantly due to provisions for value impairment totaling approximately $52,000,000 recorded in 1990 and 1991, of which the Partnership's share was approximately $16,349,000) and a loss of $9,703,264 in 1997 for financial reporting and Federal income tax purposes, respectively, of which $6,432,431 of gain and $3,050,706 of loss was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the Affiliated Joint Venture agreed to certain representations, warranties and covenants which expired on December 1, 1998 with no liability to the Partnership.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                                   1998            1997
                                                ----------       ---------
7-1/8% mortgage note, secured
 by the North Hills Mall in North
 Richland Hills (Fort Worth), Texas;
 payable in monthly installments of
 $57,182 (including interest) until
 January 1, 2001 when the outstanding
 balance of $7,318,330 is due and
 payable . . . . . . . . . . . . . . . . .      $7,624,587       7,762,150
                                                ----------      ----------
     Total debt. . . . . . . . . . . . . .       7,624,587       7,762,150
     Less current portion of
       long-term debt. . . . . . . . . . .         147,692         137,564
                                                ----------      ----------
          Total long-term debt . . . . . .      $7,476,895       7,624,586
                                                ==========      ==========

     Five year maturities of long-term debt are summarized as follows:

                     1999. . . . . . . . .     $  147,692
                     2000. . . . . . . . .        158,565
                     2001. . . . . . . . .      7,318,330
                     2002. . . . . . . . .          --
                     2003. . . . . . . . .          --
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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners. However, such distributions to the General Partners are subordinated to the Limited Partners' receipt of a stipulated return on capital. Through December 31, 1998, $10,553,193 of distributable cash has been deferred by the General Partners. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.

    The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disbursable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) will be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. As the above levels of return are not expected to be achieved, the General Partners have waved their right to receive any portion of the proceeds from the sales of property by the Partnership.

MANAGEMENT AGREEMENTS

     The North Hills Mall is managed by an affiliate of the General Partners pursuant to a management agreement that provides for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property. The Royal Executive Park office building had been managed and leased by an affiliate of the General Partner of the Partnership under an agreement that provided for fees equal to 2% of the base rent paid by tenants, a portion of which was paid to the previous manager annually by such affiliated manager as compensation to the previous manager for relinquishing management of the property.

LEASES - AS PROPERTY LESSOR

     At December 31, 1998, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore,
rental income is reported when earned.   Leases with tenants range in term
from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                     1999. . . . . . . . . . .      $ 1,553,180
                     2000. . . . . . . . . . .        1,337,528
                     2001. . . . . . . . . . .        1,193,258
                     2002. . . . . . . . . . .        1,044,320
                     2003. . . . . . . . . . .          894,876
                     Thereafter. . . . . . . .        1,446,765
                                                    -----------
                          Total. . . . . . . .      $ 7,469,927
                                                    ===========

     Contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1998, 1997 and 1996:

                     1996. . . . . . . . . . .         $276,538
                     1997. . . . . . . . . . .          229,640
                     1998. . . . . . . . . . .          359,705


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 are as follows:

                                                                 UNPAID AT
                                                                DECEMBER 31,
                              1998         1997        1996        1998
                            --------     --------    --------   ------------
Property management
 and leasing fees. . . . . .$145,226      113,526     146,329        --
Insurance commissions. . . .  12,477       11,351       3,546        --
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . .  13,021       15,212      10,145       1,943
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .  59,893       78,283      44,567      14,427
Reimbursement (at cost)
 for legal services. . . . .   4,948        5,935       3,910       1,710
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .   6,632       20,762       8,824        --
                            --------      -------     -------      ------
                            $242,197      245,069     217,321      18,080
                            ========      =======     =======      ======

     The General Partners have deferred (in accordance with the Partnership agreement) payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,553,193 (approximately $70 per interest) of distributable cash has been deferred by the General Partners. These amounts, together with the unpaid fees and expenses set forth in the table above, do not bear interest and may be paid in future periods in accordance with the Partnership agreement to the extent of sufficient distributable proceeds from property operations, sales or refinancings. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts.

INVESTMENTS IN UNCONSOLIDATED VENTURES

      Summary financial information for Royal Executive Park and 40 Broad Street as of and for the years ended December 31, 1998 and 1997 are as follows:
                                              1998             1997
                                         ------------       -----------
Current assets . . . . . . . . . .        $     --           37,275,270
Current liabilities. . . . . . . .              --             (231,710)
                                          -----------       -----------
     Working capital . . . . . . .              --           37,043,560
                                          -----------       -----------
Venture partners' equity . . . . .              --          (24,974,587)
                                          -----------       -----------
     Partners' capital . . . . . .        $     --           12,068,973
                                          ===========       ===========
Represented by:
     Invested capital. . . . . . .        $50,389,914        50,335,311
     Cumulative cash
       distributions . . . . . . .        (67,507,438)      (55,266,333)
     Cumulative net earnings . . .         17,117,524        16,999,995
                                          -----------       -----------
                                          $     --           12,068,973
                                          ===========       ===========

Total income . . . . . . . . . . .        $   528,469        11,512,114
                                          ===========       ===========
Expenses applicable
  to operations. . . . . . . . . .        $   215,207         7,507,140
                                          ===========       ===========
Gain on disposition
  of investment properties . . . .        $     --           24,814,170
                                          ===========       ===========
Net earnings . . . . . . . . . . .        $   313,262        28,819,144
                                          ===========       ===========

     Also, for the year ended December 31, 1996, total income, expenses applicable to operations, gain on disposition of investment property and net earnings were $10,666,093, $9,283,744, $0 and $1,382,349, respectively, for the unconsolidated ventures listed above.

                                                                                                   SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                      REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1998

                                                               COSTS
                                                             CAPITALIZED
                                    INITIAL COST TO         SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)        ACQUISITION(D)              AT CLOSE OF PERIOD (B)
                               --------------------------  --------------     --------------------------------------
                                              BUILDINGS      BUILDINGS                     BUILDINGS
                                                AND            AND                            AND
DESCRIPTION      ENCUMBRANCE        LAND     IMPROVEMENTS   IMPROVEMENTS        LAND      IMPROVEMENTS     TOTAL (E)
-----------      -----------    -----------  ------------  --------------    ----------   ------------    ----------

SHOPPING
 CENTER:
North Richland
 Hills,
 Texas (C) . .    $7,624,587      3,170,275     9,829,725       9,564,546     1,084,138     15,178,493    16,262,631
                  ----------      ---------     ---------       ---------     ---------     ----------    ----------

      Total. .    $7,624,587      3,170,275     9,829,725       9,564,546     1,084,138     15,178,493    16,262,631
                  ==========      =========     =========       =========     =========     ==========    ==========


                                                                                       SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                         IN LATEST
                                                                                        STATEMENT OF         1998
                                    ACCUMULATED            DATE OF          DATE         OPERATION       REAL ESTATE
DESCRIPTION                        DEPRECIATION(F)      CONSTRUCTION      ACQUIRED      IS COMPUTED         TAXES
-----------                       ----------------      ------------     ----------   ---------------    -----------

SHOPPING CENTER:
  North Richland Hills,
    Texas (C). . . . . . . . . .        $9,041,629          1979           10/19/83        5-30 years        452,770
                                        ----------                                                           -------

      Total. . . . . . . . . . .        $9,041,629                                                           452,770
                                        ==========                                                           =======

------------------
Notes:
         (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
         (B) The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was approximately $26,246,000.
         (C) Reflects reallocation of initial costs between land and buildings and improvements.
         (D) The Partnership recorded provisions for value impairment of $5,037,000 in 1998 and $5,700,000 in
1996, which were recorded as a reduction in land and building improvements in 1998, and as a reduction in land, building improvements, deferred expenses and accrued rents receivable in 1996.


                                                                                       SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - X
                                               (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (E)  Reconciliation of real estate owned at December 31, 1998, 1997 and 1996:

                                                                  1998              1997               1996
                                                              ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . .      $ 21,219,527        21,153,855        26,646,460
      Additions. . . . . . . . . . . . . . . . . . . . .            80,104            65,672           548,309
      Reductions during period . . . . . . . . . . . . .             --                --             (490,824)
      Provisions for value impairment. . . . . . . . . .        (5,037,000)            --           (5,550,090)
                                                              ------------      ------------      ------------

      Balance at end of period . . . . . . . . . . . . .      $ 16,262,631        21,219,527        21,153,855
                                                              ============      ============      ============

        (F)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .      $  9,041,629         8,438,692         7,645,144
      Depreciation expense . . . . . . . . . . . . . . .             --              602,937           793,548
                                                              ------------      ------------      ------------

      Balance at end of period . . . . . . . . . . . . .      $  9,041,629         9,041,629         8,438,692
                                                              ============      ============      ============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with, auditors during fiscal year 1998 and 1997.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of JMB is owned, directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB, as the managing General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the general partner of the Associate General Partner of the Partnership. Income Partners-X, an Illinois limited partnership with ABPP Associates, L.P. as its sole general partner and an affiliate of Merrill Lynch, Pierce, Fenner and Smith Incorporated as its limited partner, is the Associate General Partner of the Partnership. ABPP Associates, L.P. is an Illinois limited partnership with JMB as its general partner. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner of the Partnership are as follows:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle- -XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association Team.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds and a director of Urban Shopping Centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois. Mr. Galzov is currently retired.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. In addition, Mr. Schreiber is a director of Urban Shopping Centers and Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1998, 1997 and 1996, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership in 1998 for the North Hills Mall in North Richland, Texas. Fees are calculated at 4% of fixed and percentage rents from North Hills Mall. In 1998, such affiliate earned property management and leasing fees amounting to $145,226, of which all was paid as of December 31, 1998. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1998 aggregating $12,477 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation of the Partnership's real property investments. In 1998, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $84,494, of which $18,080 was unpaid at December 31, 1998.

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

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

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

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

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

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - X

                  By:     JMB Realty Corporation
                          Managing General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Managing General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 22, 1999

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 22, 1999

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 22, 1999

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 22, 1999


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 22, 1999

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 22, 1999

                  By:     STUART C. NATHAN*
                          Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 22, 1999


                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 22, 1999

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