Form 10-Q
period 1999-03-31
JMB INCOME PROPERTIES LTD X
filed 1999-05-14
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                Commission File #0-12140




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

                       CONSOLIDATED BALANCE SHEETS

                  MARCH 31, 1999 AND DECEMBER 31, 1998
                               (UNAUDITED)


                                 ASSETS
                                 ------

                                           MARCH 31,       DECEMBER 31,
                                             1999             1998
                                         -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .     $  7,313,060       7,107,865
  Restricted funds. . . . . . . . . .        1,219,296           --
  Interest, rents and other
    receivables, net of allowance
    for doubtful accounts of
    $64,500 in 1999 and $67,092
    in 1998 . . . . . . . . . . . . .          206,599         248,034
  Prepaid expenses. . . . . . . . . .           12,674          31,684
  Escrow deposits . . . . . . . . . .          384,044         650,110
                                          ------------     -----------

          Total current assets. . . .        9,135,673       8,037,693
                                          ------------     -----------

Investment property held for sale
  or disposition. . . . . . . . . . .        7,221,002       7,221,002
                                          ------------     -----------

Deferred expenses . . . . . . . . . .           87,971          99,910
Accrued rents receivable. . . . . . .          257,057         264,535
                                          ------------     -----------

                                          $ 16,701,703      15,623,140
                                          ============     ===========

                     JMB INCOME PROPERTIES, LTD. - X
                         (A LIMITED PARTNERSHIP)

                 CONSOLIDATED BALANCE SHEETS - CONTINUED


               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
               ------------------------------------------


                                           MARCH 31,       DECEMBER 31,
                                             1999             1998
                                         -------------     -----------

Current liabilities:
  Current portion of long-term debt .     $    150,338         147,692
  Accounts payable. . . . . . . . . .          237,593         186,550
  Accrued interest. . . . . . . . . .           45,058          45,271
  Accrued real estate taxes . . . . .          107,500         426,509
  Other current liabilities . . . . .        1,219,296           --
                                          ------------     -----------

        Total current liabilities . .        1,759,785         806,022

Tenant security deposits. . . . . . .           12,450          16,150
Long-term debt, less current
  portion . . . . . . . . . . . . . .        7,438,303       7,476,895
                                          ------------     -----------

Commitments and contingencies

        Total liabilities . . . . . .        9,210,538       8,299,067

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . .            1,000           1,000
    Cumulative net earnings
      (losses). . . . . . . . . . . .        1,195,530       1,188,846
    Cumulative cash distributions . .         (250,000)       (250,000)
                                          ------------     -----------
                                               946,530         939,846
                                          ------------     -----------
  Limited partners (150,005
   interests):
    Capital contributions,
      net of offering costs . . . . .      135,651,080     135,651,080
    Cumulative net earnings
      (losses). . . . . . . . . . . .       85,882,815      85,722,407
    Cumulative cash distributions . .     (214,989,260)   (214,989,260)
                                          ------------     -----------
                                             6,544,635       6,384,227
                                          ------------     -----------
        Total partners' capital
          accounts. . . . . . . . . .        7,491,165       7,324,073
                                          ------------     -----------
                                          $ 16,701,703      15,623,140
                                          ============     ===========











      See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - X
                         (A LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               (UNAUDITED)



                                                1999           1998
                                             ----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . $ 1,085,393      1,372,666
  Interest income . . . . . . . . . . . . .      73,882        485,008
                                            -----------     ----------
                                              1,159,275      1,857,674
                                            -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . .     135,387        137,867
  Property operating expenses . . . . . . .     689,317        760,452
  Professional services . . . . . . . . . .      48,431         17,000
  Amortization of deferred expenses . . . .      11,939         12,174
  General and administrative. . . . . . . .     107,109        152,662
                                            -----------     ----------
                                                992,183      1,080,155
                                            -----------     ----------
                                                167,092        777,519
Partnership's share of operations
  of unconsolidated ventures. . . . . . . .       --           101,116
                                            -----------     ----------
        Net earnings (loss) . . . . . . . . $   167,092        878,635
                                            ===========     ==========
        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . $      1.07           5.62
                                            ===========     ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . $     --            190.00
                                            ===========     ==========



























      See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - X
                         (A LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               (UNAUDITED)

                                                1999           1998
                                             ----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . $   167,092        878,635
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses . . .      11,939         12,174
    Partnership's share of operations
      of unconsolidated ventures. . . . . .       --          (101,116)
  Changes in:
    Restricted funds. . . . . . . . . . . .  (1,219,296)         --
    Interest, rents and other
      receivables . . . . . . . . . . . . .      41,435         (6,153)
    Escrow deposits . . . . . . . . . . . .     266,066        575,081
    Prepaid expenses. . . . . . . . . . . .      19,010         18,135
    Accrued rents receivable. . . . . . . .       7,478          5,799
    Accounts payable. . . . . . . . . . . .      51,043       (181,723)
    Accrued interest  . . . . . . . . . . .        (213)          (199)
    Accrued real estate taxes . . . . . . .    (319,009)      (387,788)
    Other current liabilities . . . . . . .   1,219,296          --
    Tenant security deposits. . . . . . . .      (3,700)        (3,150)
                                             ----------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . .     241,141        809,695
                                             ----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . .       --            (2,248)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . .       --        11,540,062
                                             ----------    -----------
        Net cash provided by (used in)
          investing activities. . . . . . .       --        11,537,814
                                             ----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . .     (35,946)       (33,480)
  Distributions to limited partners . . . .       --       (28,500,950)
                                           ------------    -----------
        Net cash provided by (used in)
          financing activities. . . . . . .     (35,946)   (28,534,430)
                                           ------------    -----------
        Net increase (decrease) in
          cash and cash equivalents . . . .     205,195    (16,186,921)
        Cash and cash equivalents,
          beginning of year . . . . . . . .   7,107,865     39,301,294
                                           ------------    -----------
        Cash and cash equivalents,
          end of period . . . . . . . . . .$  7,313,060     23,114,373
                                           ============    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . .$    135,600        138,066
                                           ============    ===========
  Non-cash investing and
    financing activities. . . . . . . . . .$      --             --
                                           ============    ===========



      See accompanying notes to consolidated financial statements.

                     JMB INCOME PROPERTIES, LTD. - X
                         (A LIMITED PARTNERSHIP)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1999 AND 1998

GENERAL

     Readers of this report should refer to the Partnership's audited financial statements for the year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1999, the Partnership has previously committed to plans to sell or dispose of its remaining investment property.

Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for this property were $275,215 and $467,489, respectively, for the three months ended March 31, 1999 and 1998. In addition, the accompanying consolidated financial statements include $0 and $101,116, respectively, of the Partnership's share of total operations of $0 and $196,386, respectively, for the three months ended March 31, 1999 and 1998 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties which were sold in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended
March 31, 1999 and 1998 were as follows:
                                                              Unpaid at
                                                              March 31,
                                          1999      1998        1999
                                        --------  -------    -----------
Property management and leasing fees. . $ 24,200   31,071         --
Insurance commissions . . . . . . . . .    --        --           --
Reimbursement (at cost) for out-of-
 pocket salary and salary related
 expenses related to the on-site
 and other costs for the Partnership
 and its investment properties. . . . .   23,138   30,048       20,392
                                        --------  -------       ------
                                        $ 47,388   61,119       20,392
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

40 BROAD STREET

     In the first quarter of 1999, the Partnership received approximately $1,200,000 related to real estate tax refunds at 40 Broad St. The Partnership is currently calculating what portion of this amount will be paid to tenants and other parties. The remainder, if any, will be retained by the Partnership. As a matter of prudent accounting practice, the Partnership has created a liability for the entire amount until such allocations are finalized.

NORTH HILLS MALL

     The Partnership has been seeking a replacement anchor department store for the existing Stripling & Cox store. Based upon discussions with a number of major department store owners and given the market and property operating conditions discussed more fully below, it does not appear that the Partnership will be able to attract a traditional department store anchor to the center in the near term. Additionally, as a result of poor sales a major tenant in the mall who operated the cinema was able to terminate its lease. For this right, the tenant was required to pay a termination fee of approximately $797,000. The tenant ceased operations in September 1998, and the Partnership received the fee early in the fourth quarter of 1998.

     North Hills Mall's major competition, Northeast Mall (located within a mile from the center) has begun construction on a major redevelopment that would increase its mall space as well as add two new anchor department stores. It is the Partnership's understanding that completion is expected sometime in 2000 and that Nordstrom's department store and Saks Fifth Avenue Department Store have committed to be the two anchor stores. Northeast already has four anchor department store tenants.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 70%, only 49% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's anchor department store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

     The Partnership has considered various alternatives for the redevelopment of the property to co-exist with the increased competition. Due to competitive pressures in the marketplace, the Partnership has been unable to finalize a redevelopment plan. Given the complexity of a redevelopment, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs in the near term, it was determined that it would be better for a buyer with a longer-term ownership perspective to undertake a redevelopment.

     As the Partnership had committed to a plan to sell or dispose of the property, North Hills Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date. The Partnership has been marketing the property for sale. In November 1998, the Partnership entered into a non-binding letter of intent to sell the North Hills Mall. The prospective purchaser and the Partnership were unable to complete negotiations on a definitive sales agreement and terminated further discussions. Although the Partnership continues to market the property for sale, there can be no assurance that any satisfactory sales transactions will be completed. If the Partnership is unsuccessful in its efforts to sell the Property, it is unlikely that the Partnership will commit any funds for operating deficits.

This could result in the Partnership no longer having an ownership interest in the property. Such action would result in the Partnership recognizing a loss for Federal income tax purposes and little, if any, gain for financial reporting purposes with no distributable proceeds. In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the North Hills Mall investment property through future operations or sale, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provisions for value impairment at September 30, 1998 and December 31, 1998 of $2,095,000 and $2,942,000, respectively.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park and 40 Broad Street for the three months ended March 31, 1998 is as follows:

                                                            1998
                                                          --------
Total income. . . . . . . . . . . . . . . . . . . .       $232,178
Expenses applicable to operations . . . . . . . . .         35,792
                                                          --------
Net earnings. . . . . . . . . . . . . . . . . . . .       $196,386
                                                          ========
Partnership's share of net earnings . . . . . . . .       $101,116
                                                          ========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

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

     During 1998, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $100 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that approximately 6.84% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1999, the Partnership had cash and cash equivalents of approximately $7,313,000. Such funds are available for distributions to partners, for working capital requirements including tenant and capital improvements, to the extent not funded from future operations.

     The Partnership has suspended operating cash distributions effective as of the first quarter of 1999.

     After reviewing the North Hills Mall investment property and the marketplace in which it operates the General Partners of the Partnership are proceeding to sell the North Hills Mall investment property as quickly as practicable.

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

RESULTS OF OPERATIONS

     The decrease in interest rents and other receivables at March 31, 1999 as compared to December 31, 1998 is primarily due to a decrease in interest income receivable as a result of a lower average cash balance.

     The decrease in escrow deposits and accrued real estate taxes at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payment of real estate taxes at the North Hills Mall.

     The increase in restricted funds and related increase in other current liabilities at March 31, 1999 as compared to December 31, 1998 is primarily due to a real estate tax refund received by the Partnership related to the 40 Broad Street investment property (sold in 1997).

     The decrease in rental income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the decrease in occupancy and the re-negotiation of tenant leases that provide for a percent of tenant sales paid in lieu of base rent and recoverable charges at the North Hills Mall.

     The decrease in interest income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the temporary investment of sales proceeds of the Royal Executive Park and 40 Broad Street. Substantially all of such proceeds as well as previously undistributed sales proceeds were distributed to the Limited Partners in 1998.

     The decrease in property operating expenses for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the North Hills Mall incurring lower expenses as a result of lower tenant occupancies.

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


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                   OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1999.

                                                      1998                              1999
                                   --------------------------------------    ------------------------------
                                      At        At         At         At      At       At      At       At
                                     3/31      6/30       9/30      12/31    3/31     6/30    9/30    12/31
                                     ----      ----       ----      -----    ----     ----   -----    -----
North Hills Mall
  North Richland Hills,
  Texas (a) . . . . . . . . . . .     78%       80%        69%        76%     70%

-----------------


     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 65% at March 31, 1998, 64% at June 30, 1998, 51% at September 30, 1998, 50% at December 31,
1998 and 49% at March 31, 1999.



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


                 JMB INCOME PROPERTIES, LTD. - X

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 12, 1999