Form 10-Q
period 1999-06-30
JMB INCOME PROPERTIES LTD X
filed 1999-08-13
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                Commission File #0-12140




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    11




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    14


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  7,535,034      7,107,865
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .          941,667          --
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $84,885 in 1999 and
    $67,092 in 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .          208,457        248,034
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           63,588         31,684
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          538,620        650,110
                                                                            ------------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        9,287,366      8,037,693
                                                                            ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . . .        7,222,599      7,221,002
                                                                            ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,032         99,910
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          249,579        264,535
                                                                            ------------    -----------

                                                                             $16,835,576     15,623,140
                                                                            ============    ===========





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    153,032        147,692
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          134,430        186,550
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           44,840         45,271
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          215,000        426,509
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          941,667          --
                                                                            ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,488,969        806,022

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           14,250         16,150
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        7,399,020      7,476,895
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        8,902,239      8,299,067

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        1,213,217      1,188,846
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (250,000)      (250,000)
                                                                            ------------    -----------
                                                                                 964,217        939,846
                                                                            ------------    -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      135,651,080    135,651,080
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       86,307,300     85,722,407
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (214,989,260)  (214,989,260)
                                                                            ------------    -----------
                                                                               6,969,120      6,384,227
                                                                            ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        7,933,337      7,324,073
                                                                            ------------    -----------
                                                                            $ 16,835,576     15,623,140
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 1,333,572     1,371,419     2,418,965     2,744,085
  Interest income . . . . . . . . . . . . . . . .       96,162       286,284       170,044       771,292
                                                   -----------    ----------    ----------    ----------
                                                     1,429,734     1,657,703     2,589,009     3,515,377
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      134,739       137,263       270,126       275,130
  Property operating expenses . . . . . . . . . .      795,520       865,415     1,484,837     1,625,867
  Professional services . . . . . . . . . . . . .        3,717        35,748        52,148        52,748
  Amortization of deferred expenses . . . . . . .       11,939        12,174        23,878        24,348
  General and administrative. . . . . . . . . . .       41,647        71,284       148,756       223,946
                                                   -----------    ----------    ----------    ----------
                                                       987,562     1,121,884     1,979,745     2,202,039
                                                   -----------    ----------    ----------    ----------
                                                       442,172       535,819       609,264     1,313,338
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . .        --           44,200         --          145,316
                                                   -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $   442,172       580,019       609,264     1,458,654
                                                   ===========    ==========    ==========    ==========
        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $      2.83          3.72          3.90          9.34
                                                   ===========    ==========    ==========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --             6.00         --           196.00
                                                   ===========    ==========    ==========    ==========



                        See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   609,264       1,458,654
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        23,878          24,348
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (145,316)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (941,667)          --
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        39,577         (39,459)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111,490         420,505
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (31,904)         30,426
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        14,956          11,599
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (52,120)       (196,419)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (431)           (401)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (211,509)       (256,163)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .       941,667           --
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (1,900)         (4,650)
                                                                               ----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .       501,301       1,303,124
                                                                               ----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        (1,597)         (3,176)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --         11,545,487
                                                                               ----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .        (1,597)     11,542,311
                                                                               ----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (72,535)        (67,560)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --        (29,400,980)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .       (72,535)    (29,468,540)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .       427,169     (16,623,105)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     7,107,865      39,301,294
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  7,535,034      22,678,189
                                                                             ============     ===========




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1999             1998
                                                                             ------------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    270,557         275,531
                                                                             ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
































                        See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1999, the Partnership has previously committed to plans to sell or dispose of its remaining investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for this property were $405,249 and $838,472, respectively, for the six months ended June 30, 1999 and 1998. In addition, the accompanying consolidated financial statements include $0 and $145,316, respectively, of the Partnership's share of total operations of $0 and $336,124, respectively, for the six months ended June 30, 1999 and 1998 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties which were sold in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 were as follows:
                                                            Unpaid at
                                                            June 30,
                                        1999      1998        1999
                                      --------  -------    -----------
Property management and leasing
  fees. . . . . . . . . . . . . . . . $ 45,530   61,987         --
Insurance commissions . . . . . . . .   12,455    4,949         --
Reimbursement (at cost) for out-of-
 pocket salary and salary related
 expenses related to the on-site
 and other costs for the Partnership
 and its investment properties. . . .   35,561   60,096       15,211
                                      --------  -------       ------
                                      $ 93,546  127,032       15,211
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

40 BROAD STREET

     In the first quarter of 1999, the Partnership received approximately $1,200,000 related to real estate tax refunds at 40 Broad St. The Partnership has determined that approximately $942,000 must be paid to tenants and other parties. The remaining amount of approximately $258,000 will be retained by the Partnership. As a matter of prudent accounting practice, the Partnership has created a liability for the amount to be paid to tenants and other parties until such payments are made.

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

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. As indicated above, while the occupancy of the center is 70%, only 48% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's anchor department store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

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

This could result in the Partnership no longer having an ownership interest in the property. Such action would result in the Partnership recognizing a loss for Federal income tax purposes and little, if any, gain for financial reporting purposes with no distributable proceeds. In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the North Hills Mall investment property through future operations or sale, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded provisions for value impairment at September 30, 1998 and December 31, 1998 of $2,095,000 and $2,942,000, respectively.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park and 40 Broad Street for the six months ended June 30, 1998 is as follows:

                                                     1998
                                                   --------
    Total income. . . . . . . . . . . . . . . . .  $390,774
    Expenses applicable to operations . . . . . .    54,650
                                                   --------
    Net earnings. . . . . . . . . . . . . . . . .  $336,124
                                                   ========
    Partnership's share of net earnings . . . . .  $145,316
                                                   ========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

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

     At June 30, 1999, the Partnership had cash and cash equivalents of approximately $7,535,000. Such funds are available for distributions to partners, for working capital requirements including tenant and capital improvements, to the extent not funded from future operations.

     The Partnership has suspended operating cash distributions effective as of the first quarter of 1999.

     After reviewing the North Hills Mall investment property and the marketplace in which it operates the General Partners of the Partnership are proceeding to sell the North Hills Mall investment property as quickly as practicable.

     In connection with the planned liquidation and termination of the Partnership, the Managing General Partner may cause the formation of a liquidating trust on or before December 31, 1999, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. If formed, the liquidating trust would be expected to be in existence for approximately one year, subject to extension under certain circumstances.

RESULTS OF OPERATIONS

     The increase in restricted funds and related increase in other current liabilities at June 30, 1999 as compared to December 31, 1998 is primarily due to a real estate tax refund received by the Partnership related to the 40 Broad Street investment property (sold in 1997).

     The decrease in escrow deposits and accrued real estate taxes at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payment of real estate taxes at the North Hills Mall.

     The decrease in accounts payable at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain expenses at the North Hills Mall.

     The decrease in rental income for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the decrease in occupancy and the re-negotiation of tenant leases that provide for a percent of tenant sales paid in lieu of base rent and recoverable charges at the North Hills Mall.

     The decrease in interest income for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the temporary investment of sales proceeds of the Royal Executive Park and 40 Broad Street. Substantially all of such proceeds as well as previously undistributed sales proceeds were distributed to the Limited Partners in 1998.

     The decrease in property operating expenses for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the North Hills Mall incurring lower expenses as a result of lower tenant occupancies.

     The decrease in general and administrative expenses for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to a decrease in reimbursable costs to affiliates of the General Partners in 1999.

     The Partnership's share of operations of unconsolidated ventures for the six months ended June 30, 1998 is primarily due to an adjustment of prorations in 1998 related to the sale in 1997 of the Royal Executive Park investment property.


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

                                                    1998                             1999
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
North Hills Mall
  North Richland Hills,
  Texas (a) . . . . . . . . . . .    78%       80%        69%       76%     70%      70%

-----------------


     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 64% at June 30, 1998, 51% at September 30, 1998, 50% at December 31, 1998, 49% at March 31,
1999 and 48% at June 30, 1999.



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


                JMB INCOME PROPERTIES, LTD. - X

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999