Form 10-Q
period 1999-09-30
JMB INCOME PROPERTIES LTD X
filed 1999-11-15
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                               Commission File #0-12140




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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3


Item 2.     Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . .      12




PART II     OTHER INFORMATION


Item 3.     Defaults Upon Senior Securities . . . . . . . . . .      15


Item 5.     Other Information . . . . . . . . . . . . . . . . .      16


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)

                                            CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                    (UNAUDITED)


                                                      ASSETS
                                                      ------
                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      $  8,122,946       7,107,865
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           941,667           --
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $176,163 in 1999 and
    $67,092 in 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100,969         248,034
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46,051          31,684
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           693,195         650,110
                                                                                 ------------     -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . . . .         9,904,828       8,037,693
                                                                                 ------------     -----------

Investment property held for sale or disposition. . . . . . . . . . . . . .         7,222,599       7,221,002
                                                                                 ------------     -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            64,092          99,910
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .           242,102         264,535
                                                                                 ------------     -----------

                                                                                 $ 17,433,621      15,623,140
                                                                                 ============     ===========





                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .       $   155,774         147,692
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           131,198         186,550
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,619          45,271
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .           322,500         426,509
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .         1,465,975           --
                                                                                 ------------     -----------

        Total current liabilities . . . . . . . . . . . . . . . . . . . . .         2,120,066         806,022

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .            16,250          16,150
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . .         7,359,033       7,476,895
                                                                                 ------------     -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         9,495,349       8,299,067

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .             1,000           1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . .         1,213,414       1,188,846
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .          (250,000)       (250,000)
                                                                                 ------------     -----------
                                                                                      964,414         939,846
                                                                                 ------------     -----------
  Limited partners (150,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . . .       135,651,080     135,651,080
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . .        86,312,038      85,722,407
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .      (214,989,260)   (214,989,260)
                                                                                 ------------     -----------
                                                                                    6,973,858       6,384,227
                                                                                 ------------     -----------
        Total partners' capital accounts. . . . . . . . . . . . . . . . . .         7,938,272       7,324,073
                                                                                 ------------     -----------
                                                                                 $ 17,433,621      15,623,140
                                                                                 ============     ===========

                           See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                           1999          1998           1999           1998
                                                       -----------    ----------    -----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $   984,205     1,820,932      3,403,170      4,565,017
  Interest income . . . . . . . . . . . . . . . . .         80,239       286,310        250,283      1,057,602
                                                       -----------    ----------     ----------     ----------
                                                         1,064,444     2,107,242      3,653,453      5,622,619
                                                       -----------    ----------     ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .        134,079       136,648        404,205        411,778
  Property operating expenses . . . . . . . . . . .        809,682       807,498      2,294,519      2,433,365
  Professional services . . . . . . . . . . . . . .         40,421           130         92,569         52,878
  Amortization of deferred expenses . . . . . . . .         11,940        12,810         35,818         37,158
  General and administrative. . . . . . . . . . . .         63,387        86,369        212,143        310,315
  Provision for value impairment. . . . . . . . . .          --        2,095,000          --         2,095,000
                                                       -----------    ----------     ----------     ----------
                                                         1,059,509     3,138,455      3,039,254      5,340,494
                                                       -----------    ----------     ----------     ----------
                                                             4,935    (1,031,213)       614,199        282,125
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . . .          --          (76,303)         --            69,013
                                                       -----------    ----------     ----------     ----------
        Net earnings (loss) . . . . . . . . . . . .    $     4,935    (1,107,516)       614,199        351,138
                                                       ===========    ==========     ==========     ==========
        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . . .    $       .03         (7.09)          3.93           2.25
                                                       ===========    ==========     ==========     ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . .    $     --            --             --            196.00
                                                       ===========    ==========     ==========     ==========


                           See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (UNAUDITED)
                                                                                      1999             1998
                                                                                  ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   614,199         351,138
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .         35,818          37,158
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . . . .          --          2,095,000
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (69,013)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (941,667)          --
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . .        147,065        (726,752)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (43,085)        265,930
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,367)        (20,004)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         22,433          17,399
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (55,352)       (172,947)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (652)           (607)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .       (104,009)       (124,538)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      1,465,975           --
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .            100          (1,650)
                                                                                    ----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . . . .      1,126,458       1,651,114
                                                                                    ----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . .         (1,597)        (80,104)
  Partnership's distributions from unconsolidated ventures. . . . . . . . . . .          --         11,545,487
                                                                                    ----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . . . .         (1,597)     11,465,383
                                                                                    ----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .       (109,780)       (102,251)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . .          --        (29,400,980)
                                                                                  ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . . . .       (109,780)    (29,503,231)
                                                                                  ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . . . .      1,015,081     (16,386,734)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . . . .      7,107,865      39,301,294
                                                                                  ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .   $  8,122,946      22,914,560
                                                                                  ============     ===========




                                          JMB INCOME PROPERTIES, LTD. - X
                                              (A LIMITED PARTNERSHIP)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                      1999             1998
                                                                                  ------------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .   $    404,857         412,385
                                                                                  ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . . .   $      --              --
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

                         SEPTEMBER 30, 1999 AND 1998


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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1999, the Partnership has previously committed to plans to sell or dispose of its remaining investment property.

Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations for this property were $439,168 and $1,707,445, respectively, for the nine months ended September 30, 1999 and 1998. In addition, the accompanying consolidated financial statements include $0 and $69,013, respectively, of the Partnership's share of total operations of $0 and $176,622, respectively, for the nine months ended September 30, 1999 and 1998 of the 40 Broad Street and Royal Executive Park ventures, unconsolidated properties which were sold in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 were as follows:

                                                            Unpaid at
                                                           September 30,
                                        1999      1998        1999
                                      --------  -------    -------------
Property management and
 leasing fees . . . . . . . . . . .   $ 67,012   90,660          --
Insurance commissions . . . . . . .     12,455   11,491          --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . . . . .     45,209   83,865          1,099
                                      --------  -------         ------
                                      $124,676  186,016          1,099
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

40 BROAD STREET

     In the first quarter of 1999, the Partnership received approximately $1,200,000 related to real estate tax refunds at 40 Broad St. The Partnership has determined that approximately $942,000 must be paid to tenants and other parties. The remaining amount of approximately $258,000 will be retained by the Partnership. The Partnership has reflected as a liability the amount to be paid to tenants and other parties.

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

     North Hills Mall has three anchor department stores, none of which are owned by the Partnership. The operating agreements that require these stores to remain open have or will expire in 1999 and 2000. There is no certainty that any of these stores will continue operations beyond the operating expiration date.

     The effect of all these conditions is that mall sales have decreased in recent years and the manager has had difficulty retaining and attracting typical national or regional tenants. While the occupancy of the center is 72%, only 47% is occupied by permanent tenants. The center's operating cash flow has been and will continue to be reduced due to increased vacancy and lower effective rental rates achieved on re-leasing vacant space. If the Foley's anchor department store were to close in 1999 without some form of replacement, it would be very difficult to lease space in the center.

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

     As the Partnership had committed to a plan to sell or dispose of the property, North Hills Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date. The Partnership has been marketing the property for sale. In November 1998, the Partnership entered into a non-binding letter of intent to sell the North Hills Mall. The prospective purchaser and the Partnership were unable to complete negotiations on a definitive sales agreement and terminated further discussions. In September 1999, the Partnership entered into a contract for sale to sell the property. The prospective buyer deposited with the Partnership a refundable deposit of approximately $500,000 and is currently conducting its due diligence review with respect to the property and is expected to complete such review in mid-November 1999. A sale of the property at the proposed terms is expected to result in no significant gain or loss to the Partnership for financial reporting or Federal income tax reporting purposes. The contract for sale executed by the Partnership and the prospective purchaser is subject to the satisfaction of various conditions.

Therefore, there can be no assurance that a sale of the property will be consummated on these or on any terms. Additionally, if the sale is completed, and subject to the timing of such sale, the affairs of the Partnership are expected to be wound up in the 1999 time frame, barring unforeseen economic developments. Although the Partnership continues to market the property for sale, there can be no assurance that any satisfactory sales transactions will be completed. If the Partnership is unsuccessful in its efforts to sell the Property, it is unlikely that the Partnership will commit any funds for operating deficits. This could result in the Partnership no longer having an ownership interest in the property. Such action would result in the Partnership recognizing a loss for Federal income tax purposes and little, if any, gain for financial reporting purposes with no distributable proceeds. In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the North Hills Mall investment property through future operations or sale, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded provisions for value impairment at September 30, 1998 and December 31, 1998 of $2,095,000 and $2,942,000, respectively.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Royal Executive Park and 40 Broad Street for the nine months ended September 1998 is as follows:

                                                     1998
                                                   --------
    Total income. . . . . . . . . . . . . .        $426,402
    Expenses applicable to operations . . .         249,780
                                                   --------
    Net earnings. . . . . . . . . . . . . .        $176,622
                                                   ========
    Partnership's share of
      net earnings. . . . . . . . . . . . .        $ 69,013
                                                   ========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.

SUBSEQUENT EVENTS

     In October 1999, the Partnership received notification from the lender of alleged defaults under the mortgage loan secured by the North Hills Mall. Reference is made to Item 3. Defaults Upon Senior Securities in
Part II Other Information in this report for a discussion of alleged defaults.

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

     At September 30, 1999, the Partnership had cash and cash equivalents of approximately $8,131,000. Such funds are available for distributions to partners, and for working capital requirements including tenant and capital improvements, to the extent not funded from future operations.

     The Partnership has suspended operating cash distributions effective as of the first quarter of 1999.

     After reviewing the North Hills Mall investment property and the marketplace in which it operates the General Partners of the Partnership are proceeding to sell the North Hills Mall investment property as quickly as practicable. As reported above, the Partnership has entered into a contract for sale to sell the property, potentially by the end of 1999. In conjunction with the proposed sale, the Partnership contracted to certain representations and warranties which may extend beyond 1999. Assuming the Partnership is successful in selling the property and there are no representations and warranties that extend beyond the end of the year, the General Partners potentially could terminate the affairs of the Partnership by the end of 1999, baring unforeseen economic developments.

     In connection with the planned liquidation and termination of the Partnership, the Managing General Partner may cause the formation of a liquidating trust on or before December 31, 1999, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. If formed, the liquidating trust would be expected to be liquidated as soon as practicable following expiration of the representations and warranties or if there is a claim under such representations and warranties, as soon as practicable after the resolutions thereof.

RESULTS OF OPERATIONS

     The increase in restricted funds and related increase in other current liabilities at September 30, 1999 as compared to December 31, 1998 is primarily due to a real estate tax refund received by the Partnership related to the 40 Broad Street investment property (sold in 1997). The increase in other current liabilities is also due to the refundable deposit received by the Partnership from the prospective buyer of the North Hills Mall.

     The decrease in interest, rents and other receivables at September 30, 1999 as compared to December 31, 1998 is primarily due to the increase in allowance for doubtful accounts at September 30, 1999 as compared to December 31, 1998 which is a result of an increase in the aging of the outstanding accounts receivable balances of certain tenants at the North Hills Mall.

     The decrease in accounts payable at September 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain expenses at the North Hills Mall.

     The decrease in accrued real estate taxes at September 30, 1999 as compared to December 31, 1998 is due to the timing of payment of real estate taxes at the North Hills Mall.

     The decrease in rental income for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to the decrease in occupancy and the re-negotiation of tenant leases that provide for a percent of tenant sales paid in lieu of base rent and recoverable charges at the North Hills Mall and the receipt in the third quarter of 1998 of a lease termination fee related to a tenant vacating its space at the North Hills Mall in the third quarter of 1998.

     The decrease in interest income for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to the temporary investment of sales proceeds of the Royal Executive Park and 40 Broad Street. Substantially all of such proceeds as well as previously undistributed sales proceeds were distributed to the Limited Partners in 1998.

     The increase in property operating expenses for the three months ended September 30, 1999 as compared to the same period in 1998 is primarily due to the increase in the allowance for doubtful accounts at the North Hills Mall.

     The increase in professional services for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to the potential sale of the North Hills Mall.

     The decrease in general and administrative expenses for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to a decrease in reimbursable costs to affiliates of the General Partners in 1999.

     The Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 1998 is primarily due to an adjustment of prorations in 1998 related to the sale in 1997 of the Royal Executive Park investment property.

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

     The Partnership uses the telephone, accounting, transfer agent, individual personal computers and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. The Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects.

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

PART II.   OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In October 1999, the Partnership received notification from the lender of alleged defaults under the terms and conditions of the Deed of Trust securing the North Hills Mall. The alleged defaults are in connection with the lease termination fee the Partnership received from a tenant who operated the cinema at the North Hills Mall and North Hills Mall Associates alleged renewal or replacement of other leases of stores within the mall on terms which were not comparable to existing market rates and terms or with respect to which concessions had been granted which were not comparable to existing market rates and terms. The Partnership believes that it acted appropriately in connection with the matters at issue and that the matters are not expected to have an adverse effect on the Partnership's financial condition, although the Partnership can make no assurances in this regard. As a result of discussions and negotiations with the lender, the Partnership believes that the alleged defaults will be fully cured or otherwise resolved upon the proposed assumption of the loan by the prospective buyer of the property, and therefore, should have no effect on the pending sale of the property although there can be no assurance that a sale of the property will be consummated and that the alleged defaults will be fully cured and otherwise resolved.

PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1999.

                                                        1998                               1999
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At      At       At
                                      3/31       6/30       9/30      12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----      -----     ----     ----   -----    -----
North Hills Mall
  North Richland Hills,
  Texas (a) . . . . . . . . . . . .    78%        80%        69%        76%      70%      70%     72%

-----------------


     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 51% at September 30, 1998, 50% at December 31, 1998, 49% at March 31, 1999, 48% at June 30,
1999 and 47% at September 30, 1999.



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


                 JMB INCOME PROPERTIES, LTD. - X

                 BY:   JMB Realty Corporation
                       (Managing General Partner)




                       By:    GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                       Date:  November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:    GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                       Date:  November 10, 1999