Form 10-K405
period 1999-12-31
JMB INCOME PROPERTIES LTD X
filed 2000-03-24
CIK 719244

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1999                Commission file no. 0-12140



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  12

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  31


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  31

Item 11.     Executive Compensation . . . . . . . . . . .  34

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  35

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  36


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  36


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .  38

                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - X (the "Partnership"), was a limited partnership formed in 1983 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $150,000,000 in limited partnership interests (the "Interests") commencing on June 29, 1983, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-83599). A total of 150,000 Interests were sold to the public at $1,000 per Interest. The offering closed on November 1, 1983. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments were held by fee title and/or through joint venture interests. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership was required to terminate no later than October 31, 2033. The Partnership was self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, during 1999, the Partnership sold its remaining investment property, wound up its affairs, made a final liquidating distribution of $8,422,781, terminated its operations and dissolved effective December 31, 1999.

     The Partnership has made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------    -------------------        ---------------------
1. Pylon Plaza,
    Phase I & II
    office building
    Boca Raton,
    Florida . . . . . .        49,400     10/12/83         Phase I               fee ownership of land and
                               sq.ft.                      8/9/90                improvements
                               n.r.a.                      Phase II
                                                           12/9/91
2. North Hills Mall
    shopping center
    North Richland
    Hills, Texas. . . .       221,000
                               sq.ft.     10/19/83         11/19/99              fee ownership of land and
                               g.l.a.                                            improvements (b)
3. Pasadena Town Square
    shopping center
    Pasadena, Texas . .       245,000
                               sq.ft.     10/19/83          10/3/95              fee ownership of land and
                               g.l.a.                                            improvements
4. Collin Creek Mall
    shopping center
    Plano, Texas. . . .       332,000
                               sq.ft.     10/19/83         12/29/94              fee ownership of land and
                               g.l.a.                                            improvements
5. Animas Valley Mall
    shopping center
    Farmington,
    New Mexico. . . . .       460,000
                               sq.ft.     10/24/83          6/30/95              fee ownership of land and
                               g.l.a.                                            improvements (through joint
                                                                                 venture partnership)
6. Royal Executive Park
    office complex
    Rye Brook,
    New York. . . . . .       270,000
                               sq.ft.     12/16/83         12/19/97              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (a)






NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------    -------------------        ---------------------

7. Towne Square Mall
    shopping center
    Owensboro,
    Kentucky. . . . . .       357,000
                               sq.ft.     03/01/84         08/13/87              fee ownership of land and
                               g.l.a.                                            improvements (through joint
                                                                                 venture partnership)
8. 40 Broad Street
    office building
    New York,
    New York. . . . . .       247,800
                               sq.ft.     12/31/85         12/30/97              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (a)

-----------------------

  (a)Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership made this real property investment.

  (b)Reference is made to the Notes for a description of the sale of this real property investment.





     The Partnership's real property investment was subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the vicinity in which it was located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants. Approximate occupancy levels for the property owned during 1999 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     The Partnership had no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's remaining investment property owned during 1999:

                                                             1998                      1999
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               -------------        ----  ----   ----  -----  ----   ---- -----  -----
North Hills Mall
  North Richland Hills,
  Texas (a) . . . . . . . . .  Retail                78%   80%    69%    76%   70%    70%   72%    N/A

--------------------


     (a)  The percentage represents physical occupancy which includes temporary tenants.  Occupancy without temporary tenants is 65% at March 31, 1998, 64% at June 30, 1998, 51% at September 30, 1998, 50% at December 31,
1998, 49% at March 31, 1999, 48% at June 30, 1999, and 47% at September 30, 1999.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders during fiscal years 1998 or 1999.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 13,351 record holders of Interests of the Partnership. On December 31, 1999, the Partnership made a liquidating distribution to its Limited Partners and subsequently terminated its operations and dissolved effective December 31, 1999. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

            YEAR ENDED DECEMBER 31, 1999 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                           AND YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1999          1998           1997          1996         1995
                           -----------    -----------   -----------  ------------  ------------
Total income. . . . . . .  $  4,404,637     6,960,173     6,794,437     7,464,271    15,186,857
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties,
 interest in unconsolidated
 venture and extraordinary
 items. . . . . . . . . .  $    489,070    (2,244,770)    3,240,011    (3,514,561)   (7,313,908)
Gain on sale of invest-
 ment property. . . . . .       655,349         --            --            --            --
Partnership's share of
 gains on sale of invest-
 ment properties of uncon-
 solidated ventures . . .         --            --       13,684,709         --            --
Gains on sale of interest
  in unconsolidated
  venture and disposi-
  tion of investment
  properties. . . . . . .         --            --            --           50,826     3,832,429
Extraordinary items . . .       (45,711)        --            --            --        3,934,532
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $  1,098,708    (2,244,770)   16,924,720    (3,463,735)      453,053
                           ============   ===========   ===========   ===========   ===========




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

            YEAR ENDED DECEMBER 31, 1999 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                           AND YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1999          1998           1997          1996         1995
                           -----------    -----------   -----------  ------------  ------------

Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before gains on sale
   or disposition of
   investment properties,
   interest in uncon-
   solidated ventures
   and extraordinary
   items. . . . . . . . .  $       3.13        (14.37)        20.74        (22.49)       (46.81)
  Gain on sale of invest-
   ment property. . . . .          4.33         --            --            --            --
  Partnership's share of
    gains on sale of invest-
    ment properties of un-
    consolidated ventures         --            --            90.32         --            --
  Gains on sale of interest
    in unconsolidated
    venture and disposi-
    tion of investment
    properties. . . . . .         --            --            --              .34         25.29
  Extraordinary items . .          (.30)        --            --            --            25.97
  Reallocation among
    partners of gains on
    sales . . . . . . . .          6.43         --            --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $      13.59        (14.37)       111.06        (22.15)         4.45
                           ============   ===========   ===========   ===========   ===========
0
Total assets. . . . . . .  $  8,422,781    15,623,140    65,062,906    50,071,138    56,832,712
Long-term debt. . . . . .  $      --        7,476,895     7,624,586     7,762,151     7,890,281
Cash distributions
  per Interest (c). . . .  $      --           312.00         12.00         16.00        466.00
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

  (c) Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of interests as described in
Item 1, the Partnership had approximately $135,651,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     The board of directors of JMB Realty Corporation ("JMB"), the Managing General Partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer.

     During 1997, 1998 and 1999, some of the Limited Partners in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $100 to $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership was aware that approximately 6.84% of the Interests in the Partnership had been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     In the first quarter of 1999, the Partnership received approximately $1,218,000 related to real estate tax refunds at 40 Broad St. The Partnership determined that approximately $938,000 (excluding accrued interest) must be disbursed to tenants and other parties. The remaining amount of approximately $280,000 (excluding accrued interest) was retained by the Partnership.

     On November 19, 1999, the Partnership sold North Hills Mall to an unaffiliated third party for $8,500,000. Reference is made to the notes for a further description of such event.

     The Partnership made a final liquidating cash distribution of $8,422,781 ($56.15 per Interest) to its Holders of Interests and wound up its affairs and dissolved effective December 31, 1999.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners deferred payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,553,193 (approximately $70 per interest) of distributable cash was deferred by the General Partners and was not paid upon liquidation.

     RESULTS OF OPERATIONS

     Significant variances in the accompanying financial statements not otherwise described below are primarily due to the sale of North Hills Mall in November 1999.

     The decrease in rental income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in occupancy and the re-negotiation of tenant leases that provide for a percent of tenant sales paid in lieu of base rent and recoverable charges. Additionally, the decrease in rental income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is partially offset by a lease termination fee of approximately $797,000 received from a major tenant at the North Hills Mall in the fourth quarter of 1998.

     The decrease in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998, and the increase in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the temporary investment of sale proceeds relating to the sales in December 1997 of the Royal Executive Park and 40 Broad St. investment properties. Substantially all of such proceeds were distributed by the Partnership to the Limited Partners in February 1998.

     The other income for the year ended December 31, 1999 is primarily a result of the Partnership's share of the real estate tax refund at 40 Broad St. received in the first quarter of 1999.

     The decrease in depreciation for the years ended December 31, 1999 and 1998 as compared to the year ended December 31, 1997 is primarily due to the North Hills Mall investment property being identified as held for sale or disposition as of September 30, 1997 and, therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the year ended December 31, 1998 as compared to December 31, 1997 is primarily due to the cancellation of a maintenance contract and a decrease in real estate taxes resulting from a lower assessed value of the North Hills Mall as well as the property incurring lower expenses as a result of lower tenant occupancies.

     The decrease in general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in administrative costs being incurred by the Partnership due to the sale of Royal Executive Park I and 40 Broad St investment properties.

     The provision for value impairment of $5,037,000 for the year ended December 31, 1998 is due to the reduction of the net carrying value of the North Hills Mall as of December 31, 1998.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the sale of Royal Executive Park and 40 Broad Street Investment properties in 1997.

     The gain on sale of investment property for the year ended
December 31, 1999 is due to the sale of North Hills Mall in November 1999.

     The Partnership's shares of gains on sale of investment properties of unconsolidated ventures of $13,684,709 during 1997 is the result of the sale of the Royal Executive Park and 40 Broad Street office buildings in December 1997.

     The extraordinary loss of $45,711 for the year ended December 31, 1999 is due to the write-off of the unamortized deferred mortgage expense balance resulting from the sale of North Hills Mall in 1999.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     YEAR 2000

     The Partnership wound up its affairs and dissolved in 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1999. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)



                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1999 (Immediately prior to final liquidating distribution) and December 31, 1998

Statements of Operations, year ended December 31, 1999
  (Immediately prior to final liquidating distribution) and years ended December 31, 1998 and 1997

Statements of Partners' Capital Accounts, year ended
  December 31, 1999 (Immediately prior to final liquidating distribution) and years ended December 31, 1998 and 1997

Statements of Cash Flows, year ended December 31, 1999
  (Immediately prior to final liquidating distribution) and years ended December 31, 1998 and 1997

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - X as of December 31, 1999 (Immediately prior to final liquidating distribution) and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 (Immediately prior to final liquidating distribution) and for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.










                                             KPMG LLP


Chicago, Illinois
March 2, 2000

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS
                                   DECEMBER 31, 1999 (IMMEDIATELY PRIOR TO
                            FINAL LIQUIDATING DISTRIBUTION) AND DECEMBER 31, 1998

                                                   ASSETS
                                                   ------
                                                                            1999              1998
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  8,422,781        7,107,865
  Rents and other receivables, net of allowance for doubtful
    accounts of $67,092 in 1998 . . . . . . . . . . . . . . . . . . .          --             248,034
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --              31,684
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --             650,110
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .      8,422,781        8,037,693
                                                                        ------------      -----------

Investment property held for sale or disposition. . . . . . . . . . .          --           7,221,002
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --              99,910
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             264,535
                                                                        ------------      -----------

                                                                        $  8,422,781       15,623,140
                                                                        ============      ===========





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1999              1998
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --             147,692
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          --             186,550
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --              45,271
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --             426,509
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --             806,022
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --              16,150

Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --           7,476,895
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --           8,299,067
                                                                        ------------      -----------
Partners' capital accounts:
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .        249,000        1,188,846
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (250,000)        (250,000)
                                                                        ------------      -----------
                                                                               --             939,846
                                                                        ------------      -----------
  Limited partners (150,005 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    135,651,080      135,651,080
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .     87,760,961       85,722,407
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (214,989,260)    (214,989,260)
                                                                        ------------      -----------
                                                                           8,422,781        6,384,227
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .      8,422,781        7,324,073
                                                                        ------------      -----------

                                                                        $  8,422,781       15,623,140
                                                                        ============      ===========


                               See accompanying notes to financial statements.

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                             YEAR ENDED DECEMBER 31, 1999 (IMMEDIATELY PRIOR TO
                 FINAL LIQUIDATING DISTRIBUTION) AND YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                           1999             1998            1997
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 3,750,701        5,638,135       5,709,682
  Interest income . . . . . . . . . . . . . . . . .         349,909        1,322,038       1,084,755
  Other income. . . . . . . . . . . . . . . . . . .         304,027            --              --
                                                        -----------      -----------     -----------
                                                          4,404,637        6,960,173       6,794,437
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .         475,432          547,802         557,291
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --            602,937
  Property operating expenses . . . . . . . . . . .       2,804,366        3,189,269       3,640,879
  Professional services . . . . . . . . . . . . . .         181,923          103,411         176,831
  Amortization of deferred expenses . . . . . . . .          42,456           49,937          48,758
  General and administrative. . . . . . . . . . . .         411,390          395,758         461,020
  Provision for value impairment. . . . . . . . . .           --           5,037,000           --
                                                        -----------      -----------     -----------
                                                          3,915,567        9,323,177       5,487,716
                                                        -----------      -----------     -----------
                                                            489,070       (2,363,004)      1,306,721
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . .           --             118,234       1,933,290
                                                        -----------      -----------     -----------
Earnings (loss) before gains on sale of investment
  properties, interest in unconsolidated venture
  and extraordinary item. . . . . . . . . . . . . .         489,070       (2,244,770)      3,240,011
Gain on sale of investment property . . . . . . . .         655,349            --              --
Partnership's share of gains on sale of investment
  properties of unconsolidated ventures . . . . . .           --               --         13,684,709
Extraordinary item. . . . . . . . . . . . . . . . .         (45,711)           --              --
                                                        -----------      -----------     -----------
                Net earnings (loss) . . . . . . . .     $ 1,098,708       (2,244,770)     16,924,720
                                                        ===========      ===========     ===========





                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                           1999             1998            1997
                                                       ------------     ------------    ------------
Net earnings (loss) per limited partnership
  interest:
     Earnings (loss) before gains on sale of
       investment properties, interest in
       unconsolidated venture and
       extraordinary item . . . . . . . . . . . . .     $      3.13           (14.37)          20.74
     Gain on sale of investment property. . . . . .            4.33            --              --
     Partnership's share of gains on sale of
       investment properties of unconsolidated
       ventures . . . . . . . . . . . . . . . . . .           --               --              90.32
     Extraordinary item . . . . . . . . . . . . . .            (.30)           --              --
     Reallocation among partners of gains
       on sales . . . . . . . . . . . . . . . . . .            6.43            --              --
                                                        -----------      -----------     -----------
                Net earnings (loss) . . . . . . . .     $     13.59           (14.37)         111.06
                                                        ===========      ===========     ===========























                               See accompanying notes to financial statements


                                         JMB INCOME PROPERTIES, LTD. - X
                                             (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                               YEAR ENDED DECEMBER 31, 1999 (IMMEDIATELY PRIOR TO
                   FINAL LIQUIDATING DISTRIBUTION) AND YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET                                   NET OF       NET
              CONTRI-     EARNINGS     CASH                      OFFERING    EARNINGS       CASH
              BUTIONS      (LOSS)  DISTRIBUTIONS    TOTAL         COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
              -------   ---------- ------------- -----------   -----------  ----------  ------------- ----------

Balance
 at Decem-
 ber 31,
 1996 . . . .  $1,000    1,012,189     (250,000)    763,189    135,651,080  71,219,114  (166,387,640) 40,482,554

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest). .    --          --           --          --            --           --       (1,800,060) (1,800,060)
Net earnings
 (loss) . . .    --        266,448        --        266,448         --      16,658,272         --     16,658,272
               ------    ---------   ----------   ---------    -----------  ----------   -----------  ----------

Balance
 at Decem-
 ber 31,
 1997 . . . .   1,000    1,278,637     (250,000)  1,029,637   135,651,080   87,877,386  (168,187,700) 55,340,766

Cash distri-
 butions
 ($312.00 per
 limited
 partnership
 interest). .    --          --           --          --            --           --      (46,801,560)(46,801,560)
Net earnings
 (loss) . . .    --        (89,791)       --        (89,791)        --      (2,154,979)        --     (2,154,979)
               ------    ---------   ----------   ---------   -----------   ----------   -----------  ----------





                                         JMB INCOME PROPERTIES, LTD. - X
                                             (A LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                        LIMITED PARTNERS (150,005 INTERESTS)
               ---------------------------------------------------   --------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                            NET                                  NET OF        NET
              CONTRI-     EARNINGS     CASH                     OFFERING     EARNINGS       CASH
              BUTIONS      (LOSS)  DISTRIBUTIONS    TOTAL        COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  ---------   -----------   ----------  ------------- ----------
Balance
 at Decem-
 ber 31,
 1998 . . . .  $1,000    1,188,846     (250,000)    939,846   135,651,080   85,722,407  (214,989,260)  6,384,227

Net earnings
 (loss) . . .    --       (939,846)       --       (939,846)        --       2,038,554         --      2,038,554
               ------    ---------   ----------   ---------   -----------   ----------   -----------  ----------

Balance
 at Decem-
 ber 31,
 1999 . . . .  $1,000      249,000     (250,000)      --      135,651,080   87,760,961  (214,989,260)  8,422,781
               ======    =========   ==========   =========   ===========   ==========   ===========  ==========



















                                 See accompanying notes to financial statements.

                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                             YEAR ENDED DECEMBER 31, 1999 (IMMEDIATELY PRIOR TO
                 FINAL LIQUIDATING DISTRIBUTION) AND YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                            1999            1998             1997
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 1,098,708       (2,244,770)     16,924,720
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --               --            602,937
    Amortization of deferred expenses . . . . . . .          42,456           49,937          48,758
    Provisions for value impairment . . . . . . . .           --           5,037,000           --
    Partnership's share of operations of
      unconsolidated ventures, net of  distributions          --            (118,234)     (1,933,290)
    Partnership's share of gain on sale of invest-
      ment properties of unconsolidated ventures. .           --               --        (13,684,709)
    Gain on sale of investment property . . . . . .        (655,349)           --              --
    Extraordinary item. . . . . . . . . . . . . . .          45,711            --              --
  Changes in:
    Rents and other receivables . . . . . . . . . .         248,034           37,940          15,733
    Prepaid expenses. . . . . . . . . . . . . . . .          31,684           (1,258)          1,137
    Escrow deposits . . . . . . . . . . . . . . . .         650,110          111,355         (40,114)
    Accrued rents receivable. . . . . . . . . . . .          26,388           23,198          31,834
    Accounts payable. . . . . . . . . . . . . . . .        (186,550)        (163,502)         63,370
    Accrued interest. . . . . . . . . . . . . . . .         (45,271)            (817)           (761)
    Accrued real estate taxes . . . . . . . . . . .        (426,509)         (92,904)        (68,920)
    Tenant security deposits. . . . . . . . . . . .         (16,150)           1,350           1,550
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         813,262        2,639,295       1,962,245
                                                       ------------      -----------     -----------
Cash flows from investing activities:
  Cash sales proceeds from sale of investment
    property, net of selling expenses . . . . . . .         638,231            --              --
  Additions to investment properties
    (net of changes in related payables). . . . . .          (1,597)         (80,104)        (65,672)
  Partnership's distributions from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . .           --          12,241,106      18,064,018
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --             (54,603)          --
  Payment of deferred expenses. . . . . . . . . . .           --               --               (465)
                                                       ------------      -----------     -----------




                                       JMB INCOME PROPERTIES, LTD. - X
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1999            1998            1997
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .         636,634       12,106,399      17,997,881
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (134,980)        (137,563)       (128,131)
  Distributions to limited partners . . . . . . . .           --         (46,801,560)     (1,800,060)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .        (134,980)     (46,939,123)     (1,928,191)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       1,314,916      (32,193,429)     18,031,935
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       7,107,865       39,301,294      21,269,359
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  8,422,781        7,107,865      39,301,294
                                                       ============      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $    520,703          548,619         558,052
                                                       ============      ===========     ===========

  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment
      property, net of selling expenses . . . . . .    $  8,127,838            --              --
    Principal balance due on mortgage payable . . .      (7,489,607)           --              --
                                                       ------------      -----------     -----------
          Cash proceeds from sale of investment
            property, net of selling expenses . . .    $    638,231            --              --
                                                       ============      ===========     ===========










                               See accompanying notes to financial statements.

                    JMB INCOME PROPERTIES, LTD. - X
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999, 1998 AND 1997



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     During 1999, the Partnership owned a shopping center in North Richland Hills, Texas. Business activities consisted of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate.

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

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the years ended December 31, 1999 (immediately prior to final liquidating distribution) and 1998 is summarized as follows:



                                                   1999                               1998
                                     ------------------------------    ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     -----------
Total assets. . . . . . . . . . . .   $  8,422,781        8,422,781       15,623,140      23,884,767

Partners' capital accounts
  (deficits):
     General partners . . . . . . .          --               --             939,846         321,092
     Limited partners . . . . . . .      8,422,781        8,422,781        6,384,227      23,517,596

Net earnings (loss):
     General partners . . . . . . .       (939,846)        (321,092)         (89,791)         60,777
     Limited partners . . . . . . .      2,038,554      (15,094,815)      (2,154,979)      1,458,656

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          13.59          (100.63)          (14.37)           9.72
                                       ===========      ===========      ===========     ===========



     The net earnings (loss) per limited partnership interest was based upon the number of limited partnership interests outstanding at the end of each period (150,005). Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, upon dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $6,866,571 at December 31, 1999 and 1998, respectively) as cash equivalents, which included investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred loan fees were amortized over the term of the respective loan agreement.

      Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes had been made as the liability for such taxes was that of the Partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.

     The Partnership had acquired, either directly or through joint venture arrangements, interests in three office buildings and five shopping centers. Seven investment properties had been sold or disposed of by the Partnership as of December 31, 1998. In November 1999, the Partnership's remaining investment property was sold. The cost of the investment property represented the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the investment properties has been provided over the estimated useful lives of the various components as follows:

                                                    YEARS
                                                    -----

               Improvements--straight line. . .      30
               Personal property--straight line       5
                                                     ==

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership had concluded that it might dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value was less than the existing non-recourse debt which was secured by the property.

     The results of operations for this property as of December 31, 1999 were $1,102,137, ($3,136,462) and $939,683, respectively, for the years ended December 31, 1999, 1998 and 1997. In addition, the accompanying financial statements include $0, $118,234 and $1,933,290, respectively, of the Partnership's share of total property operations of $0, $313,262 and $4,004,974 of unconsolidated properties sold or disposed of in the past three years.

INVESTMENT PROPERTIES

     NORTH HILLS MALL

     During October 1983, the Partnership acquired an existing enclosed mall regional shopping center in North Richland Hills (Fort Worth), Texas. In 1985, the Partnership obtained a permanent loan in the amount of $8,000,000, secured by the property. The Partnership's aggregate cash investment, including additional capital improvements and other expenditures, was approximately $14,690,000.

     In November 1995, the Partnership refinanced the mortgage loan (with a then outstanding balance of $6,972,974) with a new lender. The new mortgage loan had an original principal balance of $8,000,000 and monthly principal and interest payments of $57,182, which were based upon an interest rate per annum of 7.125% and a 25-year amortization schedule, through January 1, 2001 when the remaining principal balance of $7,318,330 was to be due and payable.

     In response to uncertainty about the Partnerships ability to recover the net carrying value of the North Hills Mall investment property through future operations and sale, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $5,700,000 as of December 31, 1996. Such provision was recorded to reflect the then estimated fair value of the property based upon an analysis of the property's discounted estimated future cash flows over the projected holding period. Additionally, in 1998, the Partnership recorded value impairments of $2,095,000 and $2,942,000 at September 30, 1998, and December 31, 1998. Such provisions were recorded to reduce the net basis of the investment property to the estimated fair value, less costs of sale.

     During 1998, a major tenant in the mall, who operated the cinema, was able to terminate its lease due to poor sales. For this right, the tenant was required to pay a termination fee of approximately $797,000. The tenant ceased operations in September 1998, and the Partnership received the fee early in the fourth quarter of 1998.

     On November 19, 1999, the Partnership sold the land and related improvements of the North Hills Mall to an unaffiliated third party for $8,500,000. The Partnership realized net sale proceeds of approximately $638,000, net of closing costs, broker commissions and the assumption by the buyer of the outstanding mortgage note of approximately $7,490,000.
The sale of the property resulted in an approximate $655,000 gain on sale for financial reporting purposes in 1999 primarily as a result of the value impairment provisions totaling $10,737,000 recorded by the Partnership in 1998 and 1996. In addition, the Partnership reported a loss on sale of approximately $1,079,000 for Federal income tax purposes in 1999.

     In connection with the assumption of the outstanding mortgage note by the buyer, the buyer, pursuant to an Indemnity Agreement delivered at the date of sale agreed (i) to indemnify the Partnership against all cost, expense, liability and loss relating to and arising from the continued existence and the buyers assumption of the existing mortgage note made to the Partnership and the related financing documents encumbering the Property, including, without limitation, all documents executed by the Partnership in connection with the mortgage note and the buyer's assumption thereof, (ii) to indemnify the Partnership against all cost, expense, liability and loss relating to or arising from Property tenants' real estate tax obligations.

     In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, not to exceed $250,000, with a stipulated survival period that expired November 30, 1999 with no liability to the Partnership.

     As the Partnership had committed to a plan to sell or dispose of the property, North Hills Mall was classified as held for sale or disposition as of September 30, 1997, and therefore has not been subject to continued depreciation beyond such date.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1998 was no longer a party to the Royal Executive Park and 40 Broad Street joint venture agreements.

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

     The joint venture determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground. The joint venture believed that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture received a cost estimate of approximately $200,000 for remediation of the contaminated soil, of which approximately $87,000 was incurred through the date of sale. As part of the sale agreement discussed above, the purchaser was required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil.

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

     The Partnership was allocated or distributed profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its capital contributions to the Affiliated Joint Venture which was 31.44%. The Partnership and JMB Income - XII were current with respect to their required capital contributions to 40 Broad Street.

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

     In the first quarter of 1999, the Partnership received approximately $1,218,000 related to real estate tax refunds at 40 Broad St. The Partnership determined that approximately $938,000 (excluding accrued interest) must be disbursed to tenants and other parties. The remaining amount of approximately $280,000 (excluding accrued interest) was retained by the Partnership.

LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1999 and
1998:
                                               1999           1998
                                            ----------      ---------
7-1/8% mortgage note, secured
 by the North Hills Mall in North
 Richland Hills (Fort Worth), Texas;
 payable in monthly installments of
 $57,182 (including interest) until
 January 1, 2001 when the outstanding
 balance of $7,318,330 was due and
 payable, assumed by the buyer of the
 property in conjunction with the
 Partnership's November 1999 sale
 of the property. . . . . . . . . . . .     $   --          7,624,587
                                            ----------     ----------
     Total debt . . . . . . . . . . . .         --          7,624,587
     Less current portion of
       long-term debt . . . . . . . . .         --            147,692
                                            ----------     ----------
          Total long-term debt. . . . .     $   --          7,476,895
                                            ==========     ==========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties were to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were allocated to the Limited Partners. However, during 1999, a reallocation of current and prior years gains on sales was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any capital contribu-tions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flows" of the Partnership were allocated 90% to the Limited Partners and 10% to the General Partners. However, such distributions to the General Partners were subordinated to the Limited Partners' receipt of a stipulated return on capital. As the Limited Partners received less distributions than their original investment, the General Partners' share of operating distributions previously deferred of approximately $10,553,000 as of December 31, 1999 was paid to the Holders of Interests (or used for other Partnership obligations).

    The Partnership Agreement provided that the General Partners would receive as a distribution from the sale of a real property by the Partnership 3% of the selling price and any cumulative deferrals of their 10% distribution of disbursable cash, subject to certain limitations. Any remaining proceeds (net after expenses and retained working capital) would be distributed 85% to the Limited Partners and 15% to the General Partners.

However, the Limited Partners were to receive 100% of such net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, would equal a 10% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1984. As the above levels of return were not achieved, the General Partners waved their right to receive any portion of the proceeds from the sales of property by the Partnership.

MANAGEMENT AGREEMENTS

     The North Hills Mall was managed by an affiliate of the General Partners pursuant to a management agreement that provided for leasing commissions and an annual fee based upon a percentage of rental income of the property, the aggregate of such commission and fee not to exceed 6% of the gross receipts of the property. The Royal Executive Park office building had been managed and leased by an affiliate of the General Partner of the Partnership under an agreement that provided for fees equal to 2% of the base rent paid by tenants, a portion of which was paid to the previous manager annually by such affiliated manager as compensation to the previous manager for relinquishing management of the property.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999, 1998 and 1997 were as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1999       1998       1997        1999
                          --------   --------   --------   ------------
Property management
 and leasing fees . . . . .$ 82,890   145,226    113,526       --
Insurance commissions . . .  6,977     12,477     11,351       --
Reimbursement (at cost)
 for accounting services. .  --        13,021     15,212       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . . . 34,118     59,893     78,283       --
Reimbursement (at cost)
 for legal services . . . .  5,606      4,948      5,935       --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses . . 12,078      6,632     20,762       --
                          --------    -------    -------     ------
                          $141,669    242,197    245,069       --
                          ========    =======    =======     ======

     In accordance with the Partnership agreement, the General Partners deferred payment of certain of their distributions of net cash flow from the Partnership. Accordingly, $10,553,193 (approximately $70 per Interest) of distributable cash was deferred by the General Partners and was not paid upon liquidation. All amounts deferred or payable did not bear interest.

INVESTMENTS IN UNCONSOLIDATED VENTURES

      The Partnership sold its interests in Royal Executive Park and 40 Broad Street during 1998. Summary financial information for Royal Executive Park and 40 Broad Street as of and for the year ended December 31, 1998 are as follows:
                                                         1998
                                                      -----------
     Current assets . . . . . . . . . . . . . . .     $     --
     Current liabilities. . . . . . . . . . . . .           --
                                                      -----------
          Working capital . . . . . . . . . . . .           --
                                                      -----------
     Venture partners' equity . . . . . . . . . .           --
                                                      -----------
          Partners' capital . . . . . . . . . . .     $     --
                                                      ===========
     Represented by:
          Invested capital. . . . . . . . . . . .     $50,389,914
          Cumulative cash distributions . . . . .     (67,507,438)
          Cumulative net earnings . . . . . . . .      17,117,524
                                                      -----------
                                                      $     --
                                                      ===========
     Total income . . . . . . . . . . . . . . . .     $   528,469
                                                      ===========
     Expenses applicable to operations. . . . . .     $   215,207
                                                      ===========
     Net earnings . . . . . . . . . . . . . . . .     $   313,262
                                                      ===========

     Also, for the year ended December 31, 1997, total income, expenses applicable to operations, gain on disposition of investment properties and net earnings were $11,512,114, $7,507,140, $24,814,170 and $28,819,144, respectively, for the unconsolidated ventures listed above.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with auditors during fiscal year 1999 and 1998.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of JMB is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property be approved by the general partner of the Associate General Partner of the Partnership. Income Partners-X, an Illinois limited partnership with ABPP Associates, L.P. as its sole general partner and an affiliate of Merrill Lynch, Pierce, Fenner and Smith Incorporated as its limited partner, was the Associate General Partner of the Partnership.
ABPP Associates, L.P. is an Illinois limited partnership with JMB as its general partner. The limited partners of ABPP Associates, L.P. are generally current or former officers and directors of JMB and their affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Managing General Partner of the Partnership are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Executive Vice President      5/08/79
                          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Chief Executive Officer       8/01/93
                          Executive Vice President      1/02/87
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/17/84
Gailen J. Hull            Senior Vice President         6/01/88

     Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 8, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Galzov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1999, 1998 and 1997, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership in 1999 for the North Hills Mall in North Richland, Texas. Fees were calculated at 4% of fixed and percentage rents from North Hills Mall. In 1999, such affiliate earned property management and leasing fees amounting to $82,890, of which all was paid as of December 31, 1999. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1999 aggregating $6,977 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions were at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the partnership and operation of the Partnership's real property investments. In 1999, the Managing General Partner incurred such out-of-pocket expenses and salaries in the amount of $51,802, all of which was paid at December 31, 1999.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership, as described in Item 10 and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

     (b)  The Managing General Partner, its executive officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation:

                                   NAME OF                             AMOUNT AND NATURE
                                  BENEFICIAL                              OF BENEFICIAL    PERCENT
TITLE OF CLASS                      OWNER                                  OWNERSHIP       OF CLASS
--------------                    ----------                           -----------------   --------

Limited Partnership               JMB Realty Corporation               5 Interests         Less than 1%
    Interests                                                          directly (1)

Limited Partnership               Managing General Partner,            5 Interests         Less than 1%
    Interests                     its executive officers and           directly (1)
                                  directors and the Associate
                                  General Partner as a group


     (1)  Includes 5 Interests owned directly by JMB for which it had sole voting and investment power.

     No executive officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operations of which may have resulted at a subsequent date in a change in control of the Partnership.



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

           10-E. Sale-Purchase Agreement with exhibits dated December 5, 1997 relating to the sale of the Royal Executive Park office complex in Rye Brook, New York between Royal Executive Park I, Royal Executive Park II, Royal Executive Park III and Reckson Operating Partnership, L.P. are hereby incorporated by reference to the Partnership's report for December 31, 1997 on Form 10-K (File No. 0-12140) dated March 25, 1998.

           10-F. Sale-Purchase Agreements with Amendments and Exhibit "A" Form of Indemnity Agreement, dated November 16, 1999 is hereby incorporated by reference to Exhibits 1, 2, 3, 4 and 5 to the Partnership's Report for November 19, 1999 on Form 8-K (File No. 0-12140) dated December 3, 1999.

           21.   List of Subsidiaries.

           24.   Powers of Attorney.

           27.   Financial Data Schedule.

       ___________

       * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12432) dated March 19, 1993.

           (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                      The Partnership's report on Form 8-K for
December 28, 1999 (File No. 0-12140) describing the Partnership's final liquidating distribution and dissolution was filed. No financial statements were required to be filed therewith.

                      The Partnership's report on Form 8-K for
November 19, 1999 (File No. 0-12140) describing the Partnership's sale of North Hills Mall was filed.

     No annual report or proxy material for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - X

                By:     JMB Realty Corporation
                        Managing General Partner



                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 24, 2000

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 24, 2000

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 24, 2000



                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 24, 2000

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 24, 2000

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 24, 2000


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney



                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 24, 2000

                             EXHIBIT INDEX



                                            DOCUMENT
                                          INCORPORATED
                                          BY REFERENCE            Page
                                          ------------            ----
3-A.    Pages 8-12, 57-59 and A-7 to
        A-11 of the Prospectus of the
        Partnership dated June 29, 1983,
        as supplemented September 12,
        1983 and October 21, 1983                Yes                --

3-B.    Amended and Restated Agreement of
        Limited Partnership                      Yes                --

3-C.    Acknowledgement of rights and
        duties of the General Partners of
        the Partnership                          Yes                --

4-A.    Mortgage loan documents related
        to North Hills Mall                      Yes                --

10-A.   Acquisition documents related to
        the 40 Broad Street office building      Yes                --

10-B.   Acquisition documents related to
        the Royal Executive Park office
        complex                                  Yes                --

10-C.   Acquisition documents related to
        the North Hills Mall                     Yes                --

10-D.   Sale documents related to
        the 40 Broad Street office
        building                                 Yes                --

10-E.   Purchase-Sale Agreement related to
        the Royal Executive Park
        office complex                           Yes                --

10-F.   Sale documents related to
        the North Hills Mall                     Yes                --

21.     List of Subsidiaries                     No

24.     Powers of Attorney                       No

27.     Financial Data Schedule                  No